Form 10-Q
period 1997-06-30
GSB FINANCIAL CORP
filed 1997-08-14
CIK 1035351

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                        ---------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________

                         Commission File Number 0-22559



                            GSB FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                    06-1481061
----------------------------                      -----------------
(State or other jurisdiction                      (I.R.S. Employer
    of incorporation or                             Identification
       organization)                                   Number)


One South Church  Street, Goshen, New York             10924
-------------------------------------------          ----------
(Address of principal executive officer)             (Zip Code)

Registrant's telephone number, including area code: (914) 294-6151
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         As of June 30, 1997, there were no shares of the Registrant's common stock issued and outstanding.

                            GSB FINANCIAL CORPORATION



                                      INDEX


                                                                    Page
                                                                   Number
                                                                   ------
PART I.  FINANCIAL INFORMATION

                  Item 1.                                            1

                  Item 2.                                            1


PART II. OTHER INFORMATION                                           2

                  SIGNATURES                                         3

                          PART I. FINANCIAL INFORMATION


         GSB Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Goshen Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Plan of Conversion was approved by the Bank's members at a special meeting held on June 24, 1997. The consummation of the Conversion was subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letter of the Office of Thrift Supervision. The Holding Company commenced a Subscription Offering of its shares of common stock on May 14, 1997, in connection with the Conversion. The Subscription Offering period closed on June 20, 1997. The Conversion was consummated on July 9, 1997 and 2,248,250 shares of common stock of the Holding Company were sold in the Subscription Offering at a purchase price of $10.00 per share.

         At June 30, 1997, the Holding Company had no material liabilities and had not conducted any material operations.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

                  None.

Item 2.  Changes in Securities
         ---------------------

                  None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None.

Item 5.  Other Information
         -----------------

                  Included herein as Exhibit 99 is a news release issued by the Registrant setting forth certain information regarding financial results of Goshen Savings Bank for the three and nine month periods ended June 30, 1997, which were prior to the consummation of the Registrant's offering of common stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)  Exhibits

Exhibit No.       Description

    27            Financial Data Schedule as of June 30, 1997.

    99            News Release

b)     Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GSB FINANCIAL CORPORATION




Date:   August 13, 1997               Clifford E. Kelsey, Jr.
                                      --------------------------------
                                      Clifford E. Kelsey, Jr.
                                      President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)




Date:   August 13, 1997               Richard C. Durland
                                      ----------------------------------
                                      Richard C. Durland
                                      Executive Vice President and Treasurer
                                      (Principal Accounting Officer)


Date:   August 13, 1997               Stephen W. Dederick
                                      ----------------------------------
                                      Stephen W. Dederick
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                  EXHIBIT INDEX


 Exhibit No.       Description

     27            Financial Data Schedule as of June 30, 1997.

     99            New Release