Form 10-K
period 1997-09-30
GSB FINANCIAL CORP
filed 1997-12-29
CIK 1035351

------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
           For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-22559

                            GSB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       06-1481061
 (State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                          Identification No.)

                  1 South Church Street, Goshen, New York 10924
                (Address of principal executive office-zip code)
                            Telephone (914) 294-6151

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                                   ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

         As of December 18, 1997 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $35.9 million based upon the reported closing price on that date as quoted on the Nasdaq National Market System.

         As of December 18, 1997, 2,248,250 shares of Registrant's common stock were outstanding.

                      Documents Incorporated by Reference:

Portions of the Registrant's 1997 Annual Report and its Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Parts II and III.

                             BUSINESS OF THE COMPANY

Item 1 - Business

General

         GSB Financial Corporation (the "Company") was organized as a Delaware corporation on March 17, 1997 at the direction of Goshen Savings Bank (the "Bank") in order to acquire all the common stock of the Bank to be issued upon its conversion (the "Conversion") from the mutual to the stock form of ownership. The Conversion was consummated on July 9, 1997, at which time the Company sold 2,248,250 shares of its common stock at a price of $10.00 per share and paid $10.7 million, representing one-half the net proceeds from its sale of stock, to the Bank in exchange for all shares of stock of the Bank to be issued in the Conversion. The Company thereupon became a savings and loan holding company, and subsequently registered as such with the Office of Thrift Supervision (the " OTS").

         Eight percent of the shares sold by the Company were purchased by the Company's Employee Stock Ownership Plan (the "ESOP") using the proceeds of a loan from the Company to pay the purchase price. Therefore, after deducting expenses of the Conversion, the $10.7 million paid to the Bank and the $1.8 million represented by the promissory note from the ESOP, there remained $8.9 million of net proceeds available for investment directly by the Company.

         After the Conversion, the Company's business has consisted of directing, planning and co-ordinating the Business activities of the Bank and investing the net proceeds of the Conversion available for investment by it. The Bank's business has continued to consist of gathering deposits from the general public within its market area and investing those deposits primarily in one-to-four family residential first mortgage loans, debt obligations issued by the U.S. Government, its agencies and business corporations, and mortgage-backed securities. To a lesser extent, the Bank also makes home equity line of credit and other second mortgage loans on one-to-four family residential properties, commercial mortgage loans, construction loans and consumer loans. The net proceeds retained by the Company have been invested principally in mortgage-backed, government, agency and corporate securities and federal funds sold.

         In the future, the Company may acquire or organize other operating subsidiaries, including other financial institutions, or it may merge with or acquire other financial institutions and financial services related companies, although there are no current arrangements, understandings or agreements regarding any such expansion. The Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not presently intend to employ any persons other than certain officers of the Bank who will not be separately compensated by the Company. The Company may utilize the support staff of the Bank from time to time, if needed. Additional employees may be hired as appropriate if the Company expands its business.

         References herein to the business activities, financial condition and operations of the Company prior to July 9, 1997, refer to the Bank, while references to the Company on or after that date refer to both the Company and the Bank as consolidated, except to the extent the context otherwise indicates.

Market Area

         The Company's market area is the Village of Goshen, New York and its surrounding communities to a distance of approximately 12 miles, representing most of Orange County, New York. The Village of Goshen is the county seat of Orange County and lies 60 miles northwest of New York City. Although predominantly rural with many small towns, many residents of the market area work in New York City and other communities to the south and east, commuting by train or automobile. They tend to reside in Orange County due to lower housing costs and the quieter, more rural atmosphere. Principal occupations of residents in the community include retail trades, manufacturing, professional services (including health, education and other professional fields) and government administration.

         The Company's market area grew significantly in population during the 1980s as rising housing prices closer to New York City, coupled with an abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980s and early 1990s, communities within the market area continued to experience growth, but more slowly. According to U.S. census data, approximately 18% of the residents of Goshen and its surrounding zip code area who were over 5 years of age resided outside Orange County only five years earlier. The conversion of Stewart International Airport, 12 miles to the northeast of Goshen, into a full-service commercial airport in 1990, gave the Company's market area an additional boost. Additional economic strength may come from the recently announced doubling of the size of a nearby major shopping mall, which will reportedly become one of the largest malls in the state after completion of construction, which is expected to begin in 1998. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct effect on the economic well being of residents and businesses in the Company's market area.

Competition

         The Company's principal competitors for deposits are savings banks, savings and loan associations, commercial banks and credit unions in the Company's market area, money market mutual funds, insurance companies, brokerage firms and other financial institutions, many of which are substantially larger in size than the Company. The Company's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage bankers, finance companies and other institutional lenders. The Company's principal methods of competition include loan and deposit pricing, maintaining close ties with its local community, advertising and marketing programs and the types of services provided.

         The Company is subject to competition from other financial institutions which may have much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation as well as its relatively high core deposit base. The relative economic stability of the Company's lending area is reflected in the small number of mortgage delinquencies experienced by the Company.

Year 2000 Compliance

         In 1997, the Bank appointed a committee of officers to assure that its computer systems will function properly in the year 2000. The committee has contacted software suppliers to determine whether the systems used by the Bank are year 2000 compliant and, if not, to assess the corrective steps being taken. Regardless of compliance by existing software, the Bank expects to replace its teller station software and hardware during 1998 to upgrade its system for delivering customer services. The new software will be reviewed for year 2000 compliance. While there may be some expenses incurred during the next two years, year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

Lending Activities

         Loan Portfolio Composition. The Company's loan portfolio, representing 56.2% of total assets, consists primarily of conventional first mortgage loans secured by one-to-four family residences. At September 30, 1997, the Company had total loans receivable of $65.7 million, of which $57.4 million, or 87.0%, were owner-occupied one-to-four family residential first mortgage loans. The remainder consisted of $2.3 million of home equity lines of credit and other loans secured by junior liens on one-to-four family owner-occupied residential properties, or 3.5% of total loans; $2.1 million of commercial mortgage loans, or 3.2% of total loans; $1.9 million of loans secured by one-to-four family residential property used for rental purposes or 2.9% of total loans; $1.4 million of construction loans, or 2.1% of total loans; $804,000 of consumer loans which are not secured by real estate, or 1.3% of total loans; and $36,000 of other loans, or 0.02% of total loans.

         Interest rates on loans are affected by the demand for loans, the supply of money available for lending and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, and legislative tax policies. The Company seeks to compete successfully for loan opportunities in its market area through hands-on local originations, community involvement, responsiveness to customer and community needs, competitive pricing, and low origination fees.

Loan Portfolio Composition Table

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                     At September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                              1997                            1996                            1995
                                  ---------------------------     --------------------------      ----------------------------


                                                      Percent                         Percent                           Percent
                                                        of                              of                                of
                                  Amount               Total      Amount               Total       Amount                Total
                                  ------               -----      ------               -----       ------                -----
Mortgage loans:
                                                                     (Dollars in thousands)
One- to
  four-family(1) ..............  $57,365               87.0%      $50,377               85.6%      $49,552               85.4%

Construction ..................    1,377                2.1         1,003                1.7           352                0.6

One-to-four-family ............    1,936                2.9         2,202                3.7         2,465                4.2

Rental property

Home equity ...................    2,314                3.5         2,197                3.8         2,122                3.7

Commercial real estate ........    2,073                3.2         2,255                3.8         2,660                4.6
                                 -------              -----       -------              -----       -------              -----

  Total mortgage loans ........  $65,065               98.7%       58,034               98.6        57,151               98.5

Other loans:

Commercial business ...........       36                0.0            15                0.0            20                0.0

Consumer ......................      630                1.0           675                1.1           669                1.1

Savings account loans .........      174                0.3           148                0.3           209                0.4
                                 -------              -----       -------              -----       -------              -----

   Total other loans  .........  $   840                1.3           838                1.4           898                1.5
                                 -------              -----       -------              -----       -------              -----

   Total loans receivable .....   65,905              100.0%       58,872              100.0%       58,049              100.0%

Less:

Deferred loan fees ............       28                               22                               16
                                 -------                          -------                          -------

Allowances for
  loan losses .................      139                              123                              114
                                 -------                          -------                          -------

Loans
  receivable, net .............  $65,738                          $58,727                          $57,919
                                 =======                          =======                          =======
 Mortgage loan
  summary:
Fixed rate loans ..............  $28,864               44.4%      $17,885               30.8%      $11,074               19.4%

Adjustable-rate
  loans .......................  $36,201               55.6        40,149               69.2        46,077               80.6
                                 -------              -----       -------              -----       -------              -----

Total mortgage loans ..........  $65,065              100.0%      $58,034              100.0%      $57,151              100.0%
                                 =======              =====       =======              =====       =======              =====

RESTUBBED

                                             At September 30,
----------------------------------------------------------------------------------------------

                                         1994                                  1993
                            -----------------------------         ----------------------------
                                                  Percent                              Percent
                                                    of                                   of
                             Amount                Total          Amount                Total
                             ------                -----          ------                -----
Mortgage loans:
                                                    (Dollars in thousands)
One- to
  four-family(1) .......... $49,279                 86.0%        $41,214                 86.5%

Construction ..............   1,316                  2.3              15                  0.0


One-to-four-family ........   2,406                  4.2           2,052                  4.3

Rental property

Home equity ...............   2,141                  3.7           2,542                  5.3

Commercial real estate ....   1,402                  2.5           1,133                  2.4
                            -------                -----         -------                -----
  Total mortgage loans ....  56,544                 98.7          46,956                 98.5

Other loans:

Commercial business .......      26                  0.0               2                  0.0

Consumer ..................     544                  1.0             493                  1.0

Savings account loans .....     176                  0.3             215                  0.5
                            -------                -----         -------                -----

   Total other loans ......     746                  1.3             710                  1.5
                            -------                -----         -------                -----

   Total loans receivable .  57,290                100.0%         47,666                100.0%

Less:

Deferred loan fees ........      13                                   14


Allowances for
  loan losses .............     106                                   91
                            -------                -----         -------                -----
Loans
  receivable, net ......... $57,171                              $47,561
                            -------                -----         -------                -----
Mortgage loan
  summary:
Fixed rate loans .......... $12,544                 22.2%        $12,103                 25.8%

Adjustable-rate
  loans ...................  44,000                 77.8          34,853                 74.2
                            -------                -----         -------                -----
Total mortgage
 loans .................... $56,544                100.0%        $46,956                100.0%
                            =======                =====         =======                =====

         Residential Mortgage Loans. The primary focus of the Company's lending activities are mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At September 30, 1997, approximately $60.7 million, or 92.1%, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMs") and fixed-rate mortgage loans. The relative proportions of fixed-rate loans versus ARMs originated by the Company depends principally upon current customer preference, which is generally driven by general economic and interest rate conditions and the pricing offered by the Company's competitors. At September 30, 1997, approximately 55.6% of the Company's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 44.4% were fixed rate loans. The percentage represented by fixed rate loans has increased from 29.9% at September 30, 1996, to 44.4% at September 30, 1997, principally due to customer preference for fixed-rate loans during current periods of low interest rates. The ARMs generally carry annual caps and life-of-the-loan ceilings which limit interest rate adjustments.

         The Company's residential loan underwriting criteria are generally comparable to those required by the Federal National Mortgage Association ("FNMA") and other major secondary market loan purchasers. Generally, ARM credit risks are somewhat greater than fixed-rate loans primarily because, as interest rates rise, the borrowers' payments rise, increasing the potential for default. The Bank's teaser rate ARMs (ARMs with low initial interest rates that are not based upon the index plus the margin for determining future rate adjustments) were underwritten based on the payment due at the fully-indexed rate.

         In addition to verifying income and assets of borrowers, the Company obtains independent appraisals on all residential first mortgage loans and title insurance is required at closing. Private mortgage insurance is required on all loans with a loan to value ratio in excess of 80% and the Company requires real estate tax escrows on such loans. Real estate tax escrows are voluntary on residential mortgage loans with loan to value ratios of 80% or less.

         The Company has offered ARMs since the early 1980s. In the early years, the Company's ARMs provided for interest rate adjustments based upon the Contract Interest Rate Index (the "CIRI") and the Monthly Median Cost of Funds Index (the "COFI"), both as originally published by the Federal Home Loan Bank Board. These indexes have proved to be unsatisfactory because the COFI generally reacts slowly to interest rate changes and the CIRI no longer reflects the same spread against market interest rates due to changes in mortgage lending patterns. As a result, at September 30, 1997, the Company had approximately $7.0 million of ARMs based upon the COFI and CIRI with current interest rates from 3.80% to 7.00%. ARMs originated in recent years have interest rates that adjust annually based upon the movement of the one year treasury bill constant maturity index, plus a margin of from 2% to 2.75%. These loans generally have a maximum interest rate adjustment of 2% per year, with a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5.5% or 6%.

         From approximately April 1993 to December 1994, the Company originated teaser rate ARMs with discounted initial interest rates as low as 4.25%. During that period, it was also the Company's policy to bunch the interest rate adjustments on its new ARMs so that the interest rate on loans originated from January through June did not first adjust until July 1 of the following year, while the interest rate on loans originated from July through December did not first adjust until January 1 of the second calendar year after origination. Because of the low initial interest rates and the increase in the one year treasury bill index throughout 1994, many of these loans did not adjust to a fully indexed interest rate until July 1996 or January 1997.

         Fixed-rate residential mortgage loans are generally originated by the Company for terms of 15 or 30 years. Although 30 year fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on ARMs offered at the same time. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses which permit the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         The Company offers residential single family construction loans to persons who intend to occupy the property upon completion of construction. Upon completion of construction, these loans are automatically converted into permanent residential mortgage loans and classified as such. The proceeds of the construction loan are advanced in stages on a percentage of completion basis as construction progresses. The loans generally provide for a construction period of not more than six months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections and the borrower must qualify for the permanent mortgage loan before the construction loan is made. At September 30, 1997, the Company had 15 construction loans with an aggregate outstanding principal balance of $1.4 million. The Company's delinquency experience with its construction loans has been favorable. At the end of each fiscal year since September 30, 1992, the Company had no non-performing construction loans.

         Home Equity Loans. The Company makes home equity loans, representing loans secured by second mortgages on one-to-four family owner-occupied residences. These loans are of two types. The Company offers a home equity line of credit secured by a residential mortgage, normally a second lien. These loans have adjustable rates of interest and generally provide for an initial advance period of five or ten years, during which the borrower pays interest only, or interest plus a nominal principal amount, and can borrow, repay, and reborrow the principal balance. This is followed by a repayment period, generally ten years, during which the balance of the loan is repaid in principal and interest installments. The Company also offers regular amortizing home equity loans. These loans are fully advanced at closing and repayable in monthly principal and interest installments over a period not to exceed 10 years. Second mortgage loans are limited to a maximum loan to value ratio, including prior liens, of not more than 80%. At September 30, 1997, the Company had $1.3 million in outstanding advances on home equity lines of credit and $982,000 in regular amortizing home equity loans.

          Commercial Mortgage Loans. The Company originates fixed and adjustable rate mortgage loans secured by office buildings, retail establishments, and other types of commercial property, almost always secured by property located in the Company's market area. At September 30, 1997, the Company's commercial mortgage loan portfolio was $2.1 million, or 3.2% of total loans. At September 30, 1997, the Company's largest such loan was a participation loan with a local savings bank in which the Company's participation was $482,000, or 44% of the total loan. The loan is secured by a mixed use office and retail center located in the Village of Goshen.

         The Company makes commercial mortgage loans with loan to value ratios up to 75%, terms up to 15 years, and amortization periods up to 15 years. At September 30, 1997, $1.2 million of the Company's commercial mortgage loans had adjustable rates and $843,000 had fixed rates.

         Loans secured by commercial properties generally involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on such loans are often dependent on successful operation or management of the properties, repayment may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies. In reaching its decision on whether to make a commercial mortgage loan, the Company considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. The factors considered by the Company include the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value.

         The Company generally requires a debt service coverage ratio of a minimum of 120% and the personal guarantee of the borrower. The Company also requires an appraisal on the property conducted by an independent appraiser and title insurance. When evaluating the qualifications of the borrower for a commercial mortgage loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income or from the borrower's operations on the property. The Bank's policy requires borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements and credit history of the borrower, as well as other related documentation.

         Consumer Loans. The Company also makes short-term fixed-rate consumer loans either unsecured or secured by savings accounts, automobiles or other consumer assets. Consumer loans, excluding these secured by real estate, totaled $840,000, or 1.3% of total loans, at September 30, 1997. These loans generally have an average term of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. These loans are generally underwritten based upon the borrower's ability to repay and the value of the collateral for the loan. Collateral value, except for loans secured by bank deposits or marketable securities, is a secondary consideration because personal property collateral generally rapidly depreciates in value, is difficult to repossess, and rarely generates close to full value at a forced sale.

         Origination of Loans. Loan originations come from a number of sources. Residential loan originations can be attributed to depositors, retail customers, telephone inquiries, advertising, the efforts of the Company's loan officers, and referrals from other borrowers, real estate brokers and builders. The Company originates loans through its own efforts and does not use mortgage brokers, mortgage bankers or other fee paid loan finders. The Company does not originate loans independent of the bank, except for the loan made to the Company's ESOP, which was used to purchase stock in the Conversion. The ESOP loan is not recorded as an asset on the Company's consolidated financial statements and is excluded throughout this discussion of the Company's lending business.

         All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors. Officers of the Bank have the authority to approve loans at differing levels established by the Board of Directors based upon the position and expertise of the officer. All loans up to $250,000 must be approved by at least two senior loan officers and all loans from $250,000 to $500,000 must be approved by President Kelsey and Executive Vice President Durland. Loans over $500,000, of which the Bank had none at September 30, 1997, must be approved in advance by the Bank's ad hoc loan review committee. All other mortgage loans are reviewed by the Bank's ad hoc loan committee after approval.

         As a federal savings bank, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1997, 15% of the Bank's capital and surplus was approximately $3.3 million. On that date, the Bank's largest aggregate loan relationship was $773,000, represented by three loans to affiliated borrowers. One of the three component loans, a participation loan with a balance owed to the Bank at September 30, 1997 of $482,000, is the Bank's largest loan and is secured by mixed use commercial property in Goshen. The two related loans include a residential mortgage loan on the primary residence of a principal of the commercial loan borrower and a mortgage loan on a small mixed-use commercial property to a related entity. The Bank had two other loan relationships at September 30, 1997 with balances in excess of $500,000. One relationship, in the amount of $650,000, include a commercial mortgage loan on medical offices in the amount of $410,000 and a residential mortgage loan to a principal of the commercial loan borrower. The other relationship, in the amount of $642,000, include the same mortgage loan on the medical facility, a residential mortgage loan on another principal's home, and a small overdraft checking line of credit. At September 30, 1997, the Bank had four loans outstanding with principal balances in excess of $250,000 and an additional 10 loans with principal balances from $200,000 to $250,000. None of these loans were past due 90 days or more on September 30, 1997 or otherwise classified as non-performing.

         The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                  Year Ended September 30,
                                           ------------------------------------
                                              1997         1996          1995
                                              ----         ----          ----
                                                      (In Thousands)
Total loans, beginning of period .....     $ 58,872      $ 58,049      $ 57,290
                                           --------      --------      --------

Loans originated:
Residential 1 to 4 family(1) .........       10,017         6,198         3,557
Commercial real estate ...............           17           334         1,195
Construction loans ...................        2,092         1,652         1,271
Consumer loans .......................        1,127         2,030         1,780
                                           --------      --------      --------
    Total loans originated ...........       13,253        10,214         7,803

Loans purchased ......................         --            --            --

Loans sold ...........................         --            --            --

Principal repayments .................       (6,206)       (9,373)       (7,022)
Total charge-offs ....................          (14)          (18)          (22)
                                           --------      --------      --------
Net loan activity ....................        7,033           823           759
                                           --------      --------      --------
  Total loans, end of period .........     $ 65,905      $ 58,872      $ 58,049
                                           ========      ========      ========

(1) Includes home equity loans secured by subordinate liens on one-to-four family owner-occupied residences.

         The Company does not purchase loans. Prior to fiscal 1995, the Company sold part of its fixed rate residential mortgage loan production to FNMA and retained the right to service those loans. At September 30, 1997, the Company's portfolio of loans serviced for FNMA totaled $6.8 million. The Company did not service loans for any other investors at that date. The Company has never purchased loan servicing rights.

         Loan Maturity. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 1997. Loans are shown as due based on their contractual terms to maturity. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                                                               At September  30, 1997
                                       -----------------------------------------------------------------------
                                       One- to                                                         Total
                                        Four-          Home         Commercial         Other           Loans
                                       Family         Equity        Real Estate        Loans        Receivable
                                       ------         ------        -----------        -----        ----------
                                                                  (In Thousands)
Contractual maturity:
  Within 1 year................    $         24   $          -   $          3     $         49    $         76
  After 1 year:
     1 to 3 years..............             201              -              -              412             613
     3 to 5 years..............           1,372             51            538              286           2,247
     5 to 10 years.............           2,048            901            217               93           3,259
     Over 10 years.............          57,033          1,362          1,315                -          59,710
                                     ----------     ----------     ----------       ----------      ----------
     Total due after one year..    $     60,654   $      2,314   $      2,070     $        791    $     65,829
                                     ----------     ----------     ----------       ----------      ----------
  Total amounts due............    $     60,678   $      2,314   $      2,073     $        840    $     65,905
                                     ==========     ==========     ==========       ==========
Less:
  Deferred loan fees, net......                                                                             28
  Allowance for loan losses....                                                                            139
                                                                                                    ----------
  Loans receivable, net........                                                                   $     65,738
                                                                                                    ==========

         The following table sets forth at September 30, 1997, the dollar amount of loans due after September 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                 Due After September 30, 1998
                                                                 ----------------------------
                                                             Fixed         Adjustable      Total
                                                             -----         ----------      -----
                                                                         (In Thousands)
Mortgage loans:
  One- to four-family.................................    $   27,017      $   33,637     $   60,654
   Home equity........................................           981           1,333          2,314
  Commercial real estate..............................           841           1,229          2,070
Other loans...........................................           721              70            791
                                                           ---------       ---------      ---------
Total loans receivable................................    $   29,560      $   36,269     $   65,829
                                                           =========       =========      =========

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. Late notices are sent when a payment is more than 15 days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 30 days past due. In most cases, deficiencies are cured promptly. All loans past due 60 days or more, and all loans in which the borrower is delinquent in the payment of real estate taxes regardless of payment status, are added to a watch list and a loan officer of the Company contacts the borrower on a regular basis to seek to cure the delinquency. If a loan becomes past due 90 days, the Company refers the matter to an attorney, who first seeks to obtain payment without litigation and, if unsuccessful, generally commences a foreclosure action or other appropriate legal action to collect the loan. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. The judicial sale is normally delayed if the borrower files a bankruptcy petition because the foreclosure action cannot be continued unless the Company first obtains relief from the automatic stay provided by the Bankruptcy Code.

         If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as Real Estate Owned ("REO") until it is sold. At September 30, 1997, the Company had no REO. When REO is acquired, the property is recorded at the lower of the principal balance of the loan or fair value less costs of sale of the property and any shortfall between the recorded value of the property and the carrying value of the loan is charged to the allowance for loan losses. Thereafter, changes in the value of the REO are reflected as a valuation allowance. The Company is permitted to finance sales of REO by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. Currently, the Company has no "loans to facilitate."

         The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and real estate owned) at the dates indicated.

                                                                 At September 30,
                                     -------------------------------------------------------------------
                                          1997          1996           1995          1994         1993
                                     ------------  -------------  ------------  ------------  ----------
                                                                   (Dollars in Thousands)
Non-accrual loans:
  Loans in non-accrual status:
  One- to four-family...........       $      -      $     16       $    157      $     42      $      -
  Home equity...................              -             -              -             -             -
  Commercial real estate........              -             -              -             -             -
                                       --------      --------       --------      --------      --------
     Total mortgage loans.......       $      -            16            157            42             -
                                       --------      --------       --------      --------      --------
  Consumer loans................              -             -                            -             -
     Total non-accrual..........       $      -            16            157            42             -
                                        -------      --------       --------      --------      --------
  Accrual Loans delinquent 90 days
   or more:
  Mortgage loans................              -             -             68           160           264
  Home equity ..................              -             -              -            51             -
  Other loans...................              -             -              -             4             5
                                       --------      --------       --------      --------      --------
     Total......................              -             -             68           215           269
                                       --------      --------       --------      --------      --------

Total non-performing loans......              -            16            225           257           269
Foreclosed and in substance
   foreclosed real estate.......              -             -              -             -             -
                                       --------      --------       --------      --------      --------
Total non-performing assets.....       $      -      $     16       $    225      $    257      $    269
                                       ========      ========       ========      ========      ========
Ratio of non-performing loans to
   total loans .................           0.00%         0.03%          0.39%         0.45%         0.56%
Ratio of non-performing assets to
   total assets.................           0.00%         0.02%          0.22%         0.26%         0.27%

         At September 30, 1997, management had identified as a potential problem loan one residential mortgage loan with a principal balance of $115,000, which was then 89 days past due. A foreclosure action was subsequently commenced and the borrower filed a bankruptcy petition. Management believes that the allowance for loan losses is adequate to cover the loss, if any, on such loan. At September 30, 1997, there were no other loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

         It is the Company's policy to discontinue accruing interest on a loan when it becomes 90 days or more delinquent unless the Company determines that the nature of the delinquency and the collateral are such that collection of the principal and interest on the loan in full is reasonably assured. Once the accrual of interest is discontinued, the Company records interest as and when received until the loan is restored to accruing status.

         For the years ended September 30, 1997, 1996 and 1995, the amount of interest income that would have been recorded on non-accrual loans was $0, $1,400, and $6,700, respectively, if such loans had been performing inaccordance with their terms, of which $0, $1,400, and $0 was actually collected by the Company and recorded as income during each such period. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $0, $0, and $7,600 for such periods, respectively.

         Classified Assets. OTS regulations require that federal savings banks classify their assets on a regular basis and establish prudent valuation allowances based on such classifications. In addition, in connection with examinations of savings associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. FDIC and New York State Banking Department examiners had similar authority before the Bank converted to a federal savings bank in March 1997. OTS regulations provide for three adverse classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of Substandard assets, with the additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset of the Bank is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose the Bank to a sufficient degree of risk to warrant classifications, but do possess credit deficiencies or potential weaknesses deserving management's close attention.

         Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Bank must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at September 30, 1997, the Bank had no classified assets and no loans categorized by management as "Special Mention."

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover loan losses which are deemed probable and can be estimated. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and the Company's underwriting policies. The Company evaluates on a loan by loan basis each calendar quarter all loans which are at least sixty days past due or for which there are unpaid real estate taxes and considers whether the allowance should be adjusted to protect against risks associated with such loans. The analysis of the adequacy of the allowance is reported to and reviewed by the Board of Directors quarterly. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions and the Company's actual experience differ substantially from the conditions and experience used in the assumptions upon which the initial determinations are based.

         While the Company believes that it has established an adequate allowance for loan losses based upon its low level of prior charge-offs, there can be no assurance that regulators, in reviewing the Company's loan portfolio as part of a future regulatory examination, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Moreover, no assurance can be made that future additions to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding existing loans, identification of additional problem loans and other factors, both within and outside of management's control. The directors of the Bank and the Company have reviewed the provision for loan losses and the allowance for loan losses and the assumptions utilized by management as to their reasonableness and adequacy.

         The following table analyzes activity in the Company's allowance for loan losses during the fiscal years indicated.

                                                   Year Ended September 30,
                                          ---------------------------------------------
                                           1997      1996      1995      1994      1993
                                          -----     -----     -----     -----     -----
                                                     (Dollars in Thousands)
Allowance, beginning of period ........   $ 123     $ 114     $ 106     $  91     $  92
Provision:
   Residential 1-4 family .............       5        --        15        20        10
   Commercial real estate .............      --        --        --        --        --
   Consumer ...........................      15        24        14         5        --
                                          -----     -----     -----     -----     -----
     Total provision ..................      20        24        29        25        10
Charge-offs:
   Residential 1-4 family .............      --        --        --        --        (6)
   Consumer ...........................     (14)      (18)      (22)      (14)       (7)
                                          -----     -----     -----     -----     -----
      Total charge-offs ...............     (14)      (18)      (22)      (14)      (13)
                                          -----     -----     -----     -----     -----
Recoveries:
   Residential 1-4 family .............      --        --        --        --         2
   Consumer ...........................      10         3         1         4        --
                                          -----     -----     -----     -----     -----
      Total recoveries ................      10         3         1         4         2
                                          -----     -----     -----     -----     -----
Net (charge-offs) recoveries ..........      (4)      (15)      (21)      (10)      (11)
                                          -----     -----     -----     -----     -----
Allowance, end of period ..............   $ 139     $ 123     $ 114     $ 106     $  91
                                          =====     =====     =====     =====     =====
Allowance as a percent of total loans .    0.21%     0.21%     0.20%     0.19%     0.19%

         The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At September 30,
                         ------------------------------------------------------------------------------------------
                                 1997              1996                 1995               1994
                         ------------------------------------------------------------------------------------------
                                   Percent             Percent               Percent             Percent
                                  of Loans             of Loans              of Loans           Of Loans
                                  to Total             to Total              to Total           To Total
                          Amount    Loans    Amount     Loans      Amount     Loans     Amount    Loans
                          ------    -----    ------     -----      ------     -----     ------    -----
                                                            (Dollars in Thousands)
Allowance allocated to:
Residential 1-4 family    $117      95.58%     $112      94.75%     $112      93.87%     $ 97      96.25%
Commercial real estate     --        3.15%      --        3.83%      --        4.58%      --        2.45%
Consumer and other ....     22       1.27%       11       1.42%        2       1.55%        9       1.30%
                          ----     ------      ----     ------      ----     ------      ----     ------
Total allowance .......   $139     100.00%     $123     100.00%     $114     100.00%     $106     100.00%
                          ====     ======      ====     ======      ====     ======      ====     ======

Environmental Issues

         The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. The Company attempts to control its risk by requiring a phase one environmental assessment by a Company-approved engineer as part of its underwriting review for all mortgage loans other than those secured by one-to-three family residences.

         The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of September 30, 1997, the Company was unaware of any environmental issues with respect to any of its mortgage loans which would subject it to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

Investment Activities

         General. The investment policy of the Company and the Bank, approved by the Boards of Directors, is based upon asset/liability management goals and is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The investment policy is implemented by the Chief Executive Officer.

         As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of retained earnings. The Company has not had a trading securities portfolio since 1994 and has no current plans to maintain such a portfolio in the future. At September 30, 1997, $26.6 million of investment securities were classified as available-for-sale and none were classified as held to maturity. At September 30, 1997, $5.7 million of mortgage-backed securities were classified as held-to-maturity with a fair value of $5.8 million, and $7.0 million were classified as available for sale. In 1995, the FASB issued a special report allowing the transfer of securities from held-to-maturity to the available-for-sale classification during the period from November 15, 1995 to December 31, 1995, with no recognition of any related unrealized gain or loss in current earnings. In December 1995, the Company transferred investment securities held-to-maturity with an amortized cost of approximately $20.9 million to the available-for-sale classification. The gross unrealized gain related to the transferred securities was approximately $121,000.

         Investment Securities. The Company's investment securities portfolio totaled $26.6 million at September 30, 1997. It is the policy of the Company to invest in debt securities issued by the United States Government, its agencies, municipalities and corporations. In order to benefit from higher yields, the Company invests in corporate debt securities, which totaled $11.9 million, or 44.8% of investment securities, at September 30, 1997. Such securities have greater risks than U.S. Government securities because of the greater possibility that the corporate obligor, compared to the U.S. Government, will default in payment of the obligation. To control risks, the Company limits its investment in corporate debt securities to those rated in the three highest grades by a nationally recognized rating organization. The Company also invests in the Institutional Investors Capital Appreciation Fund, Inc. ("IICAF"), a mutual fund which invests principally in common stocks of companies listed on the New York Stock Exchange that have paid regular dividends for at least ten consecutive fiscal years. At September 30, 1997, the Company's investment in IICAF shares totaled $2.5 million.

         At September 30, 1997, the Bank had an investment of $638,000 in stock of the FHLBNY, which investment was necessary for the Bank to maintain its membership in the FHLBNY and to utilize FHLBNY borrowing facilities. If the Bank increases its FHLBNY borrowings, the Bank may have to increase its investment in FHLBNY stock because the Bank must own FHLBNY stock at least equal to 5% of its borrowings. The Bank's yield on FHLBNY stock was 6.49% for the fiscal year ended September 30, 1997.

         Mortgage-Backed Securities. The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. At September 30, 1997, the Company's mortgage-backed securities portfolio totaled $12.7 million, of which $5.7 million was classified as held to maturity and $7.0 million were classified as available for sale. The Company's most recent purchases of mortgage-backed securities have been classified as available for sale and the Company expects that it will continue to so classify future purchases to maintain flexibility. At September 30, 1997, all of the Company's mortgage-backed securities were issued or guaranteed by FNMA, FHLMC or GNMA and all were pass through securities. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.77% at September 30, 1997.

         Mortgage-backed securities generally have higher yields than investment securities because of the longer terms and the uncertainties associated with the timing of mortgage repayments. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Company. However, these securities generally yield less than the loans that underlie them because of the cost of payment guarantees or credit enhancements that reduce credit risk. Mortgage-backed securities of the type held by the Bank are generally weighted at 20%, rather than the 50% weighting for performing residential one-to-four family mortgage loans, in determining the Bank's regulatory risk-based capital ratios.

         While investment and mortgage-backed securities carry a reduced credit risk as compared to loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

         The following table sets forth certain information regarding the amortized cost and fair value of the Company's available for sale, and held to maturity securities portfolios at the dates indicated.

                                                                                      At September 30,
                                                         --------------------------------------------------------------------------
                                                            1997                     1996                    1995
                                                         --------------------------------------------------------------------------
                                                          Amortized     Fair      Amortized      Fair       Amortized       Fair
                                                            Cost        Value        Cost        Value         Cost         Value
                                                            ----        -----        ----        -----         ----         -----
                                                                                      (In Thousands)

Securities Available for Sale:
       U.S. Treasury securities ......................     $ 3,497      $ 3,505      $ 4,718      $ 4,715      $ 2,051      $ 2,054
       U.S. Government agencies ......................       7,123        7,163        2,967        2,984         --           --
       Corporate debt obligations ....................      11,879       11,942       12,043       12,075         --           --
       Mortgage-backed securities ....................       6,994        6,990           --           --         --           --
       Other securities ..............................         400          400          506          504         --           --
                                                           -------      -------      -------      -------      -------      -------
                     Total ...........................      29,893       30,000       20,234       20,278        2,051        2,054
                                                           -------      -------      -------      -------      -------      -------
       FHLBNY stock ..................................         638          638          599          599         --           --
       Corporate equity securities ...................       2,165        2,990        2,002        2,204        1,956        2,040
                                                           -------      -------      -------      -------      -------      -------
                     Total equity securities .........       2,803        3,628        2,601        2,803        1,956        2,040
                                                           -------      -------      -------      -------      -------      -------
                     Total available for sale ........      32,696       33,628       22,835       23,081        4,007        4,094
                                                           -------      -------      -------      -------      -------      -------

Securities Held to Maturity:
       U.S. Treasury .................................        --           --           --           --          5,834        5,801
       U.S. Government agencies ......................        --           --           --           --          2,933        2,965
       Corporate debt obligations ....................        --           --           --           --         13,964       13,934
       Other .........................................        --           --           --           --          1,019        1,011
       Mortgage-backed securities ....................       5,653        5,766        6,474        6,529        4,404        4,492
                                                           -------      -------      -------      -------      -------      -------
                     Total held to maturity ..........       5,653        5,766        6,474        6,529       28,154       28,203
                                                           -------      -------      -------      -------      -------      -------

                     Total Securities ................     $38,349      $39,394      $29,309      $29,610      $32,161      $32,297
                                                           =======      =======      =======      =======      =======      =======

         The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 1997. There were no securities (exclusive of obligations of the U.S. Government and any federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's equity at September 30, 1997.

                                                             At September 30, 1997
                     -------------------------------------------------------------------------------------------------------
                      One Year or Less   One to Five Years  Five to Ten Years   More than Ten Years       Total Securities
                      ----------------   -----------------  -----------------  ---------------------      ----------------
                      Carrying   Average   Carrying  Average  Carrying  Average   Carrying   Average   Carrying  Average  Market
                        Value     Yield     Value    Yield     Value     Yield      Value     Yield      Value   Yield     Value
                        -----     -----     -----    -----     -----     -----      -----     -----      -----   -----     -----
                                                             (Dollars in Thousands)
U.S. Treasury
 securities............  $2,496    5.99%    $1,001    5.97%     $    -       -            -        -    $ 3,497    5.98%    $ 3,505
U.S.  Government
 agency................   1,488    6.75%     3,004    6.46%      2,631    6.77%           -        -      7,123    6.64%      7,163
Corporate debt
 obligations...........   3,410    6.15%     8,469    6.37%          -       -            -        -     11,879    6.31%     11,942
Mortgage-backed
 securities............     212    7.00%     4,109    6.39%      3,696    6.84%       4,630     7.06%    12,647    6.77%     12,756
Other debt
 securities............     400    5.70%         -    0.00%          -        -           -        -        400    5.70%        400
FHLBNY stock...........       -       -          -       -           -        -         638     6.49%       638    6.49%        638
Other equity
 securities............       -       -          -       -           -        -       2,165     5.21%     2,165    5.21%      2,990
                         ------            -------             -------               ------               -----               -----
    Total..............  $8,006    6.21%   $16,579    6.37%    $ 6,327    6.81%     $ 7,433     6.47%   $38,349    6.43%    $39,394
                         ======            =======             =======              =======             =======             =======


Sources of Funds

         General. The Company's primary source of funds is deposits. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments, from net revenues from operations and, to a lesser extent, from borrowings. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and loan and mortgage-backed and investment securities prepayments are significantly influenced by general interest rates and money market conditions. Borrowings are occasionally used to compensate for reductions in other sources of funds.

         Deposits. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its Orange County market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not pay premium rates for certificates of deposit in excess of $100,000 nor does the Company use brokers to obtain deposits. At September 30, 1997, the Company had $83.0 million of deposits outstanding.

         The Company prices its deposit offerings based upon market and competitive conditions in its market area. Beginning in fiscal 1996, the Company took steps to decrease its cost of funds by moderating the rates it offered on certificates of deposit. Certificates of deposit as a percentage of total deposits decreased from 48.9% at September 30, 1995 to 45.9% at September 30, 1996 and remained at 46.0% at September 30, 1997. Due to declining market interest rates and the Company's efforts to reduce its cost of funds, certificates of deposits with rates of 6.00% or more totaled $784,000, or 1.5%, of the Company's certificates of deposit at September 30, 1997 compared to $15.8 million, or 36.8%, at September 30, 1995. Total deposits decreased by $459,000 during the twelve months ended September 30, 1997. Management believes this decrease was caused principally by depositors who used their deposits to purchase the Company's common stock.

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. Interest rates shown for non-time accounts are the rates in effect at September 30, 1997.

                                                                                       At September 30,
                                                       -----------------------------------------------------------------------------
                                                        1997                        1996                         1995
                                                        ----                        ----                         ----
                                                                        Percent                    Percent                   Percent
                                                                          of                          of                        of
                                                        Amount           Total     Amount            Total       Amount       Total
                                                        ------           -----     ------            -----       ------       -----
                                                                                   (Dollars in Thousands)
Non-time accounts:
   Savings accounts (3.00%) ....................       $26,839           31.65%    $26,805           32.12%    $27,198        30.87%
   NOW accounts (2.50%) ........................         4,136            4.87%      3,636            4.36%      3,308         3.76%
   Checking accounts ...........................         4,869            4.70%      4,206            5.04%      3,796         4.31%
   Money market accounts (3.00%) ...............         8,892           12.82%     10,457           12.53%     10,756        12.21%
                                                       -------          ------     -------          ------     -------        -----
      Total non-time accounts ..................        44,736           54.04%     45,104           54.05%     45,058        51.15%
                                                       -------          ------     -------          ------     -------        -----
Time accounts:
   3.00-3.99% ..................................           208            0.42%        501            0.60%      1,759         2.00%
   4.00-4.99% ..................................         8,394           29.75%     25,479           30.53%      4,595         5.22%
   5.00-5.99% ..................................        28,861           14.27%      9,736           11.67%     20,853        23.67%
   6.00-6.99% ..................................           509            1.12%      2,291            2.75%     15,517        17.61%
   7.00-7.99% ..................................           275            0.40%        331            0.40%        311         0.35%
                                                       -------          ------     -------          ------     -------        -----
      Total time accounts ......................        38,247           45.96%     38,338           45.95%     43,035        48.85%
                                                       -------          ------     -------          ------     -------        -----
          Total deposits .......................       $82,983           100.0%    $83,442           100.0%    $88,093        100.0%
                                                       =======          ======     =======          ======     =======        =====


         The following table sets forth the deposit flows at the Company during the periods indicated.

                                                   Year Ended September 30,
                                              ----------------------------------
                                              1997            1996         1995
                                              ----            ----         ----
                                                         (In Thousands)
Net deposits (withdrawals) ..............     $(3,587)     $(8,016)     $(1,563)
Interest credited .......................       3,128        3,365        3,260
                                              -------      -------      -------
Net increase (decrease) in deposits .....     $  (459)     $(4,651)     $ 1,697
                                              =======      =======      =======


         At September 30, 1997, the Company had $1.8 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 2.2% of all deposits, as follows:

          Original           Interest
            Term             Rate (1)        Balance
            ----             --------        -------
                                           (In Thousands)

1-3 months .................  3.60%        $  373
4-6 months .................  4.90%           508
6-12 months ................  5.10%           512
Over twelve months .........  5.10%           428
                                           ------
                                           $1,821
                                           ======

(1) Interest rate offered as of September 30, 1997.

         Borrowings. To a limited extend, the Company has in the past relied upon borrowed funds or repurchase agreements to supplement its available funds. The Company has borrowed funds, either through direct borrowings or through the sale of securities under agreements to repurchase, on an infrequent basis when the cost of borrowings was attractive when compared to the rate required to be paid on deposits plus the deposit insurance premium required to be paid. In the future, the Company may use borrowings to provide funds in order to assist in the leveraging of the additional capital received in the Conversion.

         The Company had no borrowings at September 30, 1997. The maximum borrowings outstanding at any time during fiscal 1997 were $2 million.


 Subsidiary Activities

         As a federal savings bank, the Bank may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets if the investment serves primarily community, inner city and community development. The Bank may also invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly. The Company is permitted, as a unitary savings and loan holding company, to invest in subsidiaries without limits as to the activities in which the subsidiary engages and without limit as to the amount invested. Neither the Bank nor the Company have any subsidiaries.

Personnel

         At September 30, 1997, the Bank employed 35 full-time and 4 part-time employees. The Company did not have any employees who were not also employees of the Bank. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Regulation

         The following is a summary of certain statutes and regulations affecting the Company and the Bank. The Bank, as a federally chartered, FDIC insured, savings bank, derives its powers principally from federal law and is subject to comprehensive regulation of virtually every aspect of its business operations. The following summary is selective and should not be considered to be a complete discussion of all regulation affecting the Company or the Bank.

         General Bank Regulation. The Bank's primary federal bank regulator is the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the FDIC as the insurer of its deposits. The Bank must file periodic reports with the OTS and is regularly examined by the OTS and the FDIC. As a result of these examinations, the Bank can be required to adjust its loan classifications or allowance for loan losses, take other actions to correct deficiencies found during the examinations, or cease engaging in certain activities. The Bank is generally permitted to open deposit-taking branches throughout the United States, regardless of local laws regarding branching.

         The OTS may institute enforcement action against the Bank for violations of law or for unsafe and unsound banking practices. Enforcement actions can include the issuance of cease and desist orders, the commencement of removal proceedings in which an employee, officer or director can be removed from involvement with the Bank, the assessment of civil monetary penalties, and injunctive relief. The FDIC may terminate the insurance of deposits, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. The FDIC may instead impose less severe sanctions. Neither the OTS nor the FDIC (which was also the Bank's primary federal regulator before the Bank became a federal savings bank in March 1997) have ever instituted any enforcement action against the Bank.

         Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limit. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, which equates to a lending limit of $3.3 million, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan, to one borrower at September 30, 1997 was represented by three related loans in the aggregate amount of $773,000 loan secured by commercial and residential real estate in the Bank's market area.

         The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. The Bank's most recent semi-annual OTS assessment was $15,413.

         The Company is a unitary savings and loan holding company, and its sole FDIC-insured subsidiary, the Bank, is a qualified thrift lender ("QTL", discussed in more detail below). Therefore, the Company generally has broad authority to engage in all types of business activities in which business can engage. If the Company were to acquire another insured institution as a separate subsidiary or if the Bank fails to remain a QTL, the Company's activities will be limited to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

         Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of 1.5% of tangible assets, (ii) core capital of 3.0% of adjusted tangible assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At September 30, l997, the Bank had a tangible capital ratio of 19.6%, a core capital ratio of 19.6% and a risk based capital ratio of 39.1%. OTS regulations require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with the minimum capital requirements. The Bank is currently exempt from the deduction requirement because it has total assets less than $300,000,000 and risk based capital in excess of 12%. However, the Bank's capital ratios are high enough that even if the exemption is withdrawn, the deduction would not have a material effect on the Bank's compliance with OTS capital requirements.

         The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Bank.

         Deposit Insurance Premiums. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The Bank is in this category and currently pays negligible deposit insurance premiums. If the Bank's capital ratios substantially deteriorate or if the Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the Bank could increase.

         In September 1996, The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law. Before the 1996 Act, institutions insured by the Savings Association Insurance Fund ("SAIF") paid deposit insurance premiums at a rate of at least 0.23% of insured deposits (23 cents per $100). This gave most BIF institutions, such as the Bank, a competitive advantage because the BIF insurance premiums were lower. The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996 Act required BIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout. BIF institutions pay only 20% of the FICO bond assessment paid by SAIF institutions. SAIF institutions pay a FICO bond assessment of approximately 0.065% of insured deposits, while BIF institutions such as the Bank pay approximately 0.013% of insured deposits. The FICO bond assessment will equalize no later than January 1, 2000. As a result of the 1996 Act the competitive advantage which the Bank enjoyed against SAIF institutions has been reduced, but not yet eliminated.

         The 1996 Act contemplates a merger of the SAIF and BIF funds, with the elimination of the federal savings bank charter by January 1, 1999. The exact manner in which the elimination will be accomplished has not yet been established, but commentators have suggested that all federal thrift institutions, such as the Bank, will be required to convert either to a national bank, state commercial bank or state savings bank charter. A change in the charter of the Bank could also affect the flexibility accorded to the Company as a unitary savings and loan holding company. The effect that the forced conversion will have on the Bank and the Company cannot be determined at this time and there can be no assurance that a charter conversion will not have an adverse impact on the Company or the Bank.

         Dividend Restrictions. OTS regulations impose limits on dividends or other capital distributions by savings institutions based on capital levels and net income. An institution, such as the Bank, that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision, may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus (capital in excess of regulatory requirements) or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions require prior regulatory approval.

         The Bank's capital levels exceed regulatory minimums to such an extent that the substantive restrictions on dividends are not expected to have a material effect on the Bank. However, OTS regulations also impose procedural restrictions. The OTS must receive at least 30 days' written notice before making any capital distributions. All such capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. The OTS has proposed regulations that would eliminate the notice requirement for the highest rated institutions so that advance notice would not be required for most normal dividends. The Bank expects that it will not be required to give notice under normal circumstances if the new proposal is adopted in its current form.

         Qualified Thrift Lenders. If the Bank fails to remain a QTL, as defined below, it must either convert to a national bank charter or be subject to restrictions on its activities specified by law and the OTS regulations, which restrictions would generally limit activities to those permitted for national banks. Also, three years after the savings institution ceases to be a QTL, it would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding borrowings from any Federal Home Loan Bank.

         A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). The Bank satisfied the QTL test at September 30, 1997 and for every month during fiscal 1997.

         Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is periodically examined by its federal regulator for compliance with the CRA. The Bank's CRA performance is evaluated based upon the lending, investment and service activities of the Bank. The Bank received a "satisfactory" CRA rating in its last CRA examination.

         Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits which are not available for investment in higher yielding assets. However, at the present time, in light of the Bank's high liquidity ratio, the reserve requirements do not have a material adverse effect on the Bank. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

         Taxation. The Company pays federal and New York State income taxes on its income. The Bank, as a savings institution, was permitted a deduction under former law for the creation of a reserve for bad debts. In August 1996, the Internal Revenue Code (the "Code") was amended to abolish the percentage method of calculating the tax bad debt deduction, which, in general, had permitted savings institutions to deduct 8% of their taxable income as a reserve for bad debts. The Bank had not been eligible to use the percentage method because its retained earnings and surplus exceeded 12% of deposits, so the abolition should not have a material effect on current operations. Furthermore, the change in the Code also requires savings institutions to recapture, over a period of six to eight years, any additions to their tax bad debt reserves since 1988. The Bank had already provided, as a provision for deferred taxes in accordance with SFAS No. 109, for the tax consequences of the Bank's post-1987 additions to the tax bad debt reserve. Therefore, the recapture requirement should not have a material financial statement impact.

Item 2

Properties

         The Bank conducts its business through its headquarters in Goshen, a nearby public accommodation drive-up facility, and a branch opened in March 1997 at an elder care facility in Goshen. The elder care facility is operated by a non-profit corporation of which President Clifford Kelsey is a director. The Company does not have separate facilities and operates out of the Bank's headquarters. The following table sets forth certain information regarding the Bank's deposit-taking offices.

                                                              Owned/           Approximate           Net Book
Location                              Date acquired           Leased           Square Feet              Value
                                                                   (In Thousands)

One South Church Street, Goshen,           1971                Owned              10,680                2,263
NY 10924 with adjacent drive-up
facility at 50 South Church Street

214 Harriman Drive                     March 1997             Leased                 105                  36
Goshen, NY 10924

         In late 1996, an underground petroleum tank on property adjoining the Bank's main office was discovered to be leaking and the leakage seeped underground to the property on which the Bank's main office is located. This contamination is being remediated by the adjoining land owner and the Bank does not believe that it poses any continuing risks. The Bank has agreed to share in the cost of remediation. The Bank estimates that its share of the cost will be approximately $50,000, which amount was recorded as an expense during the quarter ended March 31, 1997.

 Item 3

Legal Proceedings

         In the ordinary course of its operations, the Company is a party to routine litigation involving claims incidental to the savings bank business. Management believes that no current litigation, threatened or pending, to which the Company or its assets is or may become a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial condition or results of operations of the Bank or the Company.


Item 4

Submission of Matters to a Vote of Security Holders

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1997, (the "Annual Report"), is incorporated herein by reference: "STOCKHOLDERS' INFORMATION-Common Stock", which appears on page 53 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

         The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on pages 2 and 3 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 4 through 20 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Gap Analysis" AND "- Analysis of Market Risk", which appear on pages 9 through 11 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of GSB Financial Corporation and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period September 30, 1997, together with the related notes and the independent auditors' report thereon, all of which appears on pages 22 through 51 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included in the Proxy Statement under the major heading "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS" is incorporated herein by reference: "Directors Nominated for Terms Expiring In 2001," "Directors Whose Terms Will Continue Beyond the Meeting," "Board of Directors Biographical Information," and "Executive Officers Who Are Not Directors," which appears on pages 3 through 5 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information included on pages 6 through 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information included in the Proxy Statement is incorporated herein by reference: "Voting Securities and Certain Holders Thereof", which appears on pages 2 and 3 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information included on pages 8 and 9 of the Proxy Statement is incorporated herein by reference: "Transactions With Directors and Officers."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

         The following financial statements are included in the Company's Annual Report to Shareholders for the year ended September 30, 1996 and are incorporated herein by this reference:

         Consolidated Statements of Condition at September 30, 1996 and 1997

         Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995

         Consolidated Statements of Equity for the years ended September 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

         The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as a part of this report, except as expressly provided herein.

2.       Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K filed during the last quarter of fiscal 1997

         None

(c)      Exhibits Required by Securities and Exchange Commission Regulation S-K

Exhibit Number

TABLE OF EXHIBITS

3.1 Certificate of Incorporation of GSB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 No. 333-23573 of GSB Financial Corporation, filed on March 19, 1997 (hereinafter "Form S-1")

3.2         By laws of GSB Financial Corporation (incorporated by reference to
            Exhibit 3.2 to Form S-1.

4.1 Form of Stock Certificate of GSB Financial Corporation (incorporated by reference to Exhibit 4.1 to Form S-1).

10.1        Employee Retention Agreement between Goshen Savings Bank and Stephen
            W. Dederick.

10.2        Schedule of Additional Employee Retention Agreements.

10.3 Supplementary Retention Agreement between GSB Financial Corporation and Stephen W. Dederick.

10.4        Schedule of Additional Supplementary Retention Agreements.

10.5        Employment Agreement between Goshen Savings Bank and Richard C.
            Durland.

10.6        Employment Agreement between GSB Financial Corporation and Richard
            C. Durland.

10.7        Employment Agreement between Goshen Savings Bank and Clifford E.
            Kelsey, Jr.

10.8        Employment Agreement between GSB Financial Corporation and Clifford
            E. Kelsey, Jr.

10.9        Employment Agreement between Goshen Savings Bank and Diane D. King.

10.10       Employment Agreement between GSB Financial Corporation and Diane D.
            King.

10.11       Employment Agreement between Goshen Savings Bank and Jenny M. Ford.

10.12       Employment Agreement between GSB Financial Corporation and Jenny M.
            Ford.

10.13       GSB Financial Corporation Employee Stock Ownership Plan.

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement

13.1        1997 Annual Report to security holders

21.1        Subsidiaries of the Registrant

27          Financial Data Schedule

99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, portions of which are incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Goshen, New York on December 29, 1997.

                                    GSB FINANCIAL CORPORATION

                                    By: /s/ Clifford E. Kelsey, Jr.
                                    ------------------------------------------
                                    Clifford E. Kelsey, Jr., President and
                                    Chief Executive Officer
                                    (duly authorized officer)

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name and Signature                          Title                                       Date
------------------                          -----                                       ----

/s/ Clifford E. Kelsey, Jr.                 President, Chief Executive Officer  December 29, 1997
----------------------------                and Director (principal executive
Clifford E. Kelsey, Jr.                     officer)

/s/ Richard C. Durland                      Executive Vice President,           December 29, 1997
---------------------------                 Treasurer and Director
Richard C. Durland

/s/ Stephen W. Dederick                     Principal Financial and             December 29, 1997
--------------------------                  Accounting Officer
Stephen W. Dederick

/s/ Herbert C. Mueller                      Director                            December 29, 1997
--------------------------
Herbert C. Mueller

/s/ Stephen O. Hopkins                      Director                            December 29, 1997
--------------------------
Stephen O. Hopkins

/s/ Thomas V. Guarino                       Director                            December 29, 1997
--------------------------
Thomas V. Guarino

/s/ Gene J. Gengel                          Director                            December 29, 1997
--------------------------
Gene J. Gengel

/s/ Roy L. Lippincott                       Director                            December 29, 1997
--------------------------
Roy L. Lippincott


                               TABLE OF EXHIBITS

3.1 Certificate of Incorporation of GSB Financial Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 No. 333-23573 of GSB Financial Corporation, filed on March 19, 1997 (hereinafter "Form S-1")

3.2         By laws of GSB Financial Corporation (incorporated by reference to
            Exhibit 3.2 to Form S-1.

4.1 Form of Stock Certificate of GSB Financial Corporation (incorporated by reference to Exhibit 4.1 to Form S-1).

10.1        Employee Retention Agreement between Goshen Savings Bank and Stephen
            W. Dederick.

10.2        Schedule of Additional Employee Retention Agreements.

10.3 Supplementary Retention Agreement between GSB Financial Corporation and Stephen W. Dederick.

10.4        Schedule of Additional Supplementary Retention Agreements.

10.5        Employment Agreement between Goshen Savings Bank and Richard C.
            Durland.

10.6        Employment Agreement between GSB Financial Corporation and Richard
            C. Durland.

10.7        Employment Agreement between Goshen Savings Bank and Clifford E.
            Kelsey, Jr.

10.8        Employment Agreement between GSB Financial Corporation and Clifford
            E. Kelsey, Jr.

10.9        Employment Agreement between Goshen Savings Bank and Diane D. King.

10.10       Employment Agreement between GSB Financial Corporation and Diane D.
            King.

10.11       Employment Agreement between Goshen Savings Bank and Jenny M. Ford.

10.12       Employment Agreement between GSB Financial Corporation and Jenny M.
            Ford.

10.13       GSB Financial Corporation Employee Stock Ownership Plan.

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement

13.1        1997 Annual Report to security holders

21.1        Subsidiaries of the Registrant

27          Financial Data Schedule

99.1 Proxy Statement for the Annual Meeting of Shareholders to be held on February 25, 1998, portions of which are incorporated herein by reference.