Form 10-Q
period 1997-12-31
GSB FINANCIAL CORP
filed 1998-02-17
CIK 1035351

             FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997
                                    -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _________________________


                         Commission File Number 0-22559

                            GSB FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          06-1481061
    -------------------------------                           ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

                    ONE SOUTH CHURCH ST., GOSHEN, N.Y. 10924
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (914)294-6151
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Shares, $.01 par value                           2,248,250
  -----------------------------                --------------------------------
        (Title of class)                       (outstanding at January 31, 1998)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                     For the Quarter Ended December 31, 1997


INDEX

PART I.               FINANCIAL INFORMATION                                                                Page
-------               ---------------------                                                                ----
Item 1.               Financial Statements

                      Consolidated Statements of Financial Condition as of
                      December 31, 1997 (Unaudited) and September 30, 1997..........................         1

                      Consolidated Statements of Income for the three months ended
                      December 31, 1997 and 1996 (Unaudited)........................................         2


                      Consolidated Statements of Cash Flows for the three months ended December 31,
                      1997 and 1996 (Unaudited).....................................................         3

                      Notes to Unaudited Consolidated Interim Financial Statements..................         4

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations....................................................................         5

PART II.              OTHER INFORMATION
--------              -----------------

Item 1.               Legal Proceedings.............................................................        11


Item 6.               Exhibits and Reports on Form 8-K..............................................        12


                      Signatures....................................................................        13


GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

                                                                                      December 31,       September 30,
                                                                                   -----------------------------------
                                                                                         1997                 1997
                                                                                      ----------          ----------
ASSETS                                                                                (unaudited)
     Cash and due from banks                                                           $   3,222           $   3,218
     Federal funds sold                                                                    2,900               5,100
                                                                                       ---------           ---------
     Cash and cash equivalents                                                             6,122               8,318

     Investment securities available for sale                                             25,614              26,638
     Mortgage-backed securities:
       Held to maturity (estimated market values of $5,236 and $ 5,766 at
         December 31,1997 and September 30, 1997, respectively)                            5,160               5,653
       Available for sale                                                                  6,835               6,990
     Loans receivable, net                                                                68,469              65,738
     Banking house and equipment                                                           2,266               2,299
     Accrued interest receivable                                                             824                 788
     Prepaid expenses and other assets                                                       594                 622
                                                                                       ---------           ---------
          Total assets                                                                 $ 115,884           $ 117,046
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits                                                                          $  81,443           $  82,983
     Mortgagors' escrow deposits                                                             194                  62
     Accrued expenses and other liabilities                                                1,294               1,368
                                                                                       ---------           ---------
          Total liabilities                                                            $  82,931           $  84,413

  Commitments and contigent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued)                                                            --                  --
     Common stock ($0.01 par value; 4,500,000 shares authorized; 2,248,250
        issued at December 31, 1997)                                                          22                  22
     Additional paid-in capital                                                           21,474              21,446
     Retained earnings, substantially restricted                                          12,655              12,360
     Net unrealized gain on securities available
       for sale, net of taxes                                                                511                 559
     Unallocated ESOP stock                                                               (1,709)             (1,754)
                                                                                       ---------           ---------
          Total stockholders' equity                                                   $  32,953           $  32,633
                                                                                       ---------           ---------
          Total liabilities and stockholders' equity                                   $ 115,884           $ 117,046
                                                                                       =========           =========

           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)
(In thousands except shares and per share amounts)

                                                                                       For the Quarter Ended
                                                                                              December 31,
                                                                                -------------------------------------
                                                                                    1997                   1996
                                                                                 ----------            ----------
INTEREST INCOME
   Loans                                                                         $    1,302            $    1,154
   Federal funds sold                                                                    57                    22
   Investment securities                                                                438                   386
   Mortgage-backed securities                                                           199                   113
                                                                                 ----------            ----------
     Total interest income                                                            1,996                 1,675

INTEREST EXPENSE
   Deposit accounts                                                                     778                   764
   Other borrowings                                                                    --                      16
   Stock subscription interest expense                                                 --                    --
                                                                                 ----------            ----------
     Total interest expense                                                             778                   780
   Net interest income                                                                1,218                   895
   Provision for loan losses                                                             20                  --
                                                                                 ----------            ----------
   Net interest income after provision for loan losses                                1,198                   895

NON-INTEREST INCOME
   Service charges on deposit accounts                                                   34                    37
   Other income                                                                          30                    32
   Net realized gains on securities                                                    --                    --
   Capital gains distributions                                                           82                    93
                                                                                 ----------            ----------
     Total non-interest income                                                          146                   162

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                       489                   355
   Occupancy and equipment                                                               86                    82
   Data processing expenses                                                              43                    51
   Other non-interest expense                                                           234                   149
                                                                                 ----------            ----------
     Total non-interest expense                                                         852                   637
                                                                                 ----------            ----------

   Income before income taxes                                                           492                   420
   Income tax expense                                                                   197                   125
                                                                                 ----------            ----------

   Net income                                                                    $      295            $      295
                                                                                 ==========            ==========

   Basic earnings per share                                                      $     0.14                   N/A
   Weighted average shares outstanding                                            2,072,984                   N/A



          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended December 31,
                                                                             -------------------------------
                                                                                     1997            1996
                                                                                     ----            ----
                                                                                      (In Thousands)
Cash flows from operating activities:
Net income (loss)                                                                $   295           $   295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation                                                                          40                38
Provision for loan losses                                                             20              --
ESOP compensation expense                                                             73              --
Increase (decrease) other assets                                                      (7)               38
Net amortization on investment securities -                                           20                21
Net amortization (accretion) on mortgage - backed
Securities - held to maturity                                                          1                (2)
Net amortization (accretion) on mortgage - backed
Securities - available for sale                                                        4              --
Increase (decrease) in accrued expenses and other
liabilities                                                                          (22)               18
                                                                                 -------           -------

Net cash provided by operating activities                                            424               408
                                                                                 -------           -------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity                                                     492               303
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale                                                    154              --
Proceeds from maturity and redemption of investment
  Securities - available for sale                                                    900             3,235
Purchase of investment securities - available for                                   --              (1,082)
Net (increase)  in loans                                                          (2,751)           (2,287)
Capital expenditures                                                                  (6)               (3)
Proceeds from sale of other real estate owned                                       --                --
                                                                                 -------           -------
Net cash provided (used) by investing activities                                  (1,211)              166
                                                                                 -------           -------

Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
Market and NOW deposit accounts                                                   (1,540)             (859)
Increase in advances from borrowers for taxes
and insurance                                                                        132                79
Net increase in other borrowings                                                    --               1,000
                                                                                 -------           -------
Net cash provided by ( used in) financing activities                              (1,408)              220
                                                                                 -------           -------

Net increase (decrease) in cash and cash equivalents                              (2,195)              794
Cash and cash equivalents at beginning of year                                     8,318             4,684
                                                                                 -------           -------
Cash and cash equivalents at end of year                                         $ 6,123           $ 5,478
                                                                                 =======           =======

Additional Disclosures:

Supplemental disclosures of cash flows
information-cash paid during year for:
     Interest on other borrowings                                                $  --             $    16
     Income taxes                                                                     47                39

Supplemental schedule of non-cash investing activities:

Change in unrealized gains in investment securities -
available for sale                                                                   (48)              (64)



          See accompanying notes to consolidated financial statements.

GSB Financial Corporation

Notes to Unaudited Consolidated Interim Financial Statements

1. Basis of Presentation

GSB Financial Corporation ("GSB Financial") was incorporated under Delaware law in March 1997 as a holding company to purchase 100% of the common stock of Goshen Savings Bank (the "Bank"). On July 9, 1997, GSB Financial completed its initial public offering of 2,248,250 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, GSB Financial acquired all of the Bank's common stock.

The consolidated financial statements included herein have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1997. Significant intercompany transactions and amounts have been eliminated.

2. Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. On September 30, 1997, and December 31, 1997, 4,496 and 4,497 shares, respectively, were released from the ESOP loan for allocation to plan participants. Consequently, the remaining 170,867 shares have not been committed to be released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding. During the quarter ended December 31, 1997, the Company had no outstanding securities or other contracts which, if exercised or converted, would have resulted in the issuance of common stock. Hence, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted earnings per share are identical.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

GSB Financial Corporation (the "Company") was formed in March 1997 to acquire the common stock of Goshen Savings Bank (the "Bank") upon its conversion from a mutual savings bank to a stock savings bank. On July 9, 1997, the Company completed its initial public offering, issuing 2,248,250 shares of $0.01 par value common stock at $10.00 per share. Net proceeds to the Company were $21.4 million after conversion costs, and $19.6 million excluding the shares acquired by the Company's Employee Stock Ownership Plan (the "ESOP"), which were purchased with the proceeds of a loan from the Company. All references to the Company prior to July 9, 1997, except where otherwise indicated, are to the Bank.

The Company's strategy is to continue to be a community oriented savings bank offering a variety of financial services. The Company attracts deposits from its local community and invests those deposits principally in one-to-four family residential mortgage loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans in its local community. Management also considers other loans types consistent with its mission to serve the local consumer and business community.

The Bank is a federal savings bank with deposits insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank's primary federal banking regulator is the Office of Thrift Supervision ("OTS").

 The financial condition and results of operations of the Company are primarily dependent upon the operations of the Bank, and the earnings from securities investments made by the Company with the portion of the net proceeds of its stock offering retained by it. The Company's results of operations are dependent principally on its net interest income, representing the difference between the income earned on its loan and securities portfolios and its cost of funds, represented principally by interest paid on its deposit accounts. Results of operations are also affected by the Company's provision for loan losses. In addition to net interest income, other sources of income for the Company include deposit account fees, loan and loan servicing fees, gains on the sale of securities, capital gain distributions on mutual fund investments, and fees for banking services such as safe deposit boxes. The largest category of non-interest expense is compensation and benefits expense. Other principal categories of non-interest expense include occupancy expense, data processing costs, advertising and marketing expenses, and insurance costs. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

 The Company's strategy is to continue to operate the Bank as a community-based savings bank while exploring appropriate opportunities to leverage the additional capital obtained in the Conversion. The Company is seeking to improve its customer service delivery capability, enabling it to provide better services to existing customers and seek to expand its customer base.

Average Balances, Interest Rates and Yield

         The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.

                                                                 For the Three Months Ended December 31,
                                                  ---------------------------------------------------------------------
                                                                1997                            1996
                                                  --------------------------------     --------------------------------
                                                                          Average                              Average
                                                   Average                 Yield/       Average                 Yield/
                                                   Balance    Interest   Cost(5)(6)     Balance    Interest   Cost(5)(6)
                                                   -------    --------   ----------     -------    --------   ----------
                                                        (Dollars in Thousands)
Interest-earnings assets:
Loans receivable(1) .........................    $ 67,000    $  1,302      7.77%       $ 60,323     $  1,154           7.66%
Mortgage-backed securities ..................      12,360         199      6.44           6,226          113           7.26
Investment securities .......................      25,106         438      6.44          21,295          386           6.48
Federal funds sold ..........................       5,201          57      4.38           1,720           22           5.12
                                                 --------    --------                  --------     --------

    Total interest-earning assets ...........     109,667       1,996      7.16          89,564        1,675           7.30
Non-interest-earning assets                         5,502    --------                     7,192     --------
                                                 --------                              --------
     Total assets ...........................    $115,169                              $ 96,756
                                                 ========                              ========
Interest-bearing liabilities:
Savings accounts ............................    $ 26,358         198      3.00        $ 25,994          196           3.02
Certificates of deposit .....................      37,672         487      5.17          37,850          466           4.94
Money market ................................       8,781          66      3.01          10,439           78           2.99
NOW accounts ................................       4,122          27      2.62           3,736           24           2.57
Other .......................................           0           0      0.00           1,431           16           4.47
                                                 --------    --------                  --------     --------
    Total interest-bearing
      liabilities ...........................      76,933         778      4.05          79,450          780           3.93
Non-interest-bearing                                         --------                               --------
  liabilities ...............................       5,561                                 5,379
                                                 --------                              --------
    Total liabilities .......................      82,494                                84,829
Equity ......................................      32,675                                11,927
                                                 --------                              --------
     Total liabilities and equity ...........    $115,169                              $ 96,756
                                                 ========                              ========

Net interest income/spread(2)(3) ............                $  1,218      3.11%                   $    895           3.37%
                                                             ========      ====                    ========           ====
Net earning assets/net
  interest margin (4) .......................    $ 32,734                  4.32%      $ 10,114                        3.81%
                                                 ========                  =====      ========                        ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities .                    1.43x                                 1.13x
                                                             ========                              ========

(1) Average balances include non-accrual loans. Interest on such loans is recognized as and when received.

(2) Includes interest-bearing deposit in other financial institution.

(3) Interest-rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net yield on interest-earning assets ("net interest margin") represents net interest income as a percentage of average interest-earning assets.

(5) Yields for the three month periods have been annualized when appropriate.

(6) During the three months ended December 31, 1997 and 1996, the Company received $45,000 and $55,000, respectively, in annual non-capital distributions on its mutual fund investment which was recorded as interest earned. For purpose of reporting the yields, spreads and net interest margin for such periods, only one-quarter of such amounts have been taken into account so that yields, spreads and margins are comparable to those shown in the Company's 1997 Annual Report. If such amounts had been included in full for the respective fiscal quarters, the interest rate spreads for the three months ended December 31, 1997 and 1996, would have been 3.23% and 3.55%, respectively, and the net interest margins would have been 4.44% and 4.00%, respectively, for such periods.

Comparison of Financial Condition at December 31, 1997 and September 30, 1997

The Company's total assets amounted to $115.9 million at December 31, 1997 as compared to $117.0 million at September 30, 1997. Loans, net increased $2.7 million, or 4.2%, from $65.7 million to $68.5 million due to steady loan demand. Federal funds, investment securities available for sale and mortgage-backed securities decreased by $2.2 million, $1.0 million and $648,000, respectively, during the first quarter of fiscal 1998, primarily to fund the new loan demand and a decline of $1.6 million in deposits. The decline in deposits during the three months ended December 31, 1997, is believed to have resulted from competitive pressures, principally related to the strong stock market and low interest rate conditions which are believed to have caused some customers to seek non-deposit investments with higher returns. Deposits totaled $81.4 million at December 31, 1997 as compared to $83.0 million at September 30, 1997.

Total equity increased to $32.9 million at December 31, 1997, from $32.6 million at September 30, 1997. The $320,000 increase in equity included the retention of net income of $295,000, and $73,000 representing the financial statement effect of the release of ESOP stock for allocation, partially offset by a decrease of $48,000 in the net unrealized gain on securities available for sale.

Basic and diluted earnings per share for the first quarter of fiscal 1998 were both $0.14, calculated by dividing reported net income by weighted average shares of 2,072,984 for the period from October 1, 1997 through December 31, 1997, excluding unallocated ESOP stock.


Comparison of Operating Results for the Three Months Ended December 31, 1997 and 1996

Interest Income was $2.0 million for the first quarter of fiscal 1998 as compared to $1.7 million for the first quarter of fiscal 1997, a $321,000 or 19.2% increase. The increase was primarily volume related. Average earning assets for the quarter ended December 31, 1997, increased by $20.1 million over average earning assets for the comparable period last year. The increases in the volume of all earning asset categories resulted from the Company's investment of the proceeds of its public offering. Interest earned on loans increased primarily due to an increase of approximately $6.7 million in the average volume of loans, coupled with an increase in the average yield on loans. This increase in average yield resulted principally from customer demand for fixed rate loans which were originated at initial interest rates higher than the comparable fully-indexed rates on adjustable rate mortgage loans in the Company's portfolio.

Interest earned on mortgage-backed securities increased by $86,000. This was due to an increase in the average balance of mortgage-backed securities by $6.1 million to $12.4 million in the first quarter of fiscal 1998, as compared to $6.2 million in the first quarter of fiscal 1997. The volume increase was partially offset by an 82 basis point decline in average yield on mortgage-backed securities. The decline in average yield was the result of lower market interest rates which reduced available yields on mortgage-backed securities purchased during the latter half of calendar year 1997 with the proceeds of the Company's stock offering, while higher rate mortgage-backed securities purchased in past years were gradually repaid. Interest earned on investment securities and federal funds increased by $52,000 and $35,000, respectively. This was due to an increase in the average balances of investment securities and federal funds by $3.8 million and $3.5 million, respectively, partially offset by decreases in the average yields of four and 74 basis points, respectively, due to lower market interest rates.

Interest Expense was $778,000 for the first quarter of fiscal 1998 as compared to $780,000 for the same quarter in fiscal 1997. The decrease in interest expense was caused by a reduction in average interest-bearing liabilities of $2.5 million or 3.2%, substantially offset by a 12 basis point increase in the average cost of funds. Average interest bearing liabilities declined when comparing the quarter ended December 31, 1997, with the comparable quarter the prior year because of the combined effect of competition for deposits and the repayment of outstanding borrowings. Management also believes that part of the decline may represent deposits which were withdrawn and used to purchase stock of the Company in the Conversion. The increase in the average cost of funds was caused principally by a 23 basis point increase in the average rate paid on certificates of deposit as competition for deposits in the local market caused upward pressure on short term certificate of deposit rates

Provision for Loan Losses. The Company increased its provision for loan losses from zero for the quarter ended December 31, 1996 to $20,000 for the quarter ended December 31, 1997 due to increases in the loan portfolio. At December 31, 1997, the allowance for loan losses represented 137.9% of non-performing loans and 0.23% of total loans. Non-performing loans at December 31, 1997 were $115,000, or 0.17% of total loans, and were represented by one residential mortgage loan on which a foreclosure action has been commenced and the borrower has filed a bankruptcy petition.

Non-interest income was $146,000 for the first quarter of fiscal 1998 as compared to $162,000 for the same quarter in fiscal 1997. The decrease of $16,000 is principally caused by a reduction of $11,000 of capital gains distributions on the Company's mutual fund investment.

Non-interest expense was $852,000 for the first quarter of fiscal 1998, compared to $637,000 for the comparable quarter in fiscal 1997. The increase of $215,000 is mostly comprised of $73,000 of compensation expense in connection with the Company's ESOP and $68,000 of expenses incurred or accrued related to operating a public company and the holding of the first annual meeting of stockholders. An additional $61,000 increase in salaries and employee benefits expense was due in substantial part to normal salary increases and an increase of approximately four full-time equivalent employees.

Income tax expense was $197,000 for the first quarter of fiscal 1998, compared to $125,000 for the comparable quarter in fiscal 1997. The increase of $72,000 was principally caused by a $60,000 reduction in tax expense during the quarter ended December 31, 1996, due to a reduction in deferred tax liabilities caused by changes in the New York State law regarding the tax bad debt deduction.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and debt securities and capital gain distributions on its mutual fund investment. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan and securities sales are greatly influenced by general interest rates, economic conditions and competition.

           The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of borrowings. At December 31, 1997, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.5 million. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds. In the future, borrowings may also provide an appropriate method of leveraging the additional capital obtained in the Conversion.

           Loan commitments totaled $3.4 million at December 31, 1997, and the Bank had $1.1 million of unused home equity lines of credit and $194,000 of unused consumer overdraft checking lines of credit. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 1997, totaled $34.7 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

           At December 31, 1997, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $21.7 million, or 20.1% of adjusted assets and total risk-based capital of $21.8 million, or 40.6% of risk-weighted assets. The Bank was classified as "well capitalized" at December 31, 1997 under OTS regulations.

         The Bank is subject to the minimum liquidity regulations of the OTS. At December 31, 1997, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at December 31, 1997 had liquid assets equal to 26.8% of net withdrawable accounts plus short term borrowings.

         The following table sets forth information regarding the regulatory capital ratios of the Bank at December 31, 1997.

                                     Actual              Minimum Capital      For Classification as
                                                                                 Well Capitalized

Bank                              Amount       Ratio       Amount     Ratio       Amount      Ratio
                                                      (Dollars in Thousands)
Tangible Capital                 $21,661      20.10%        1,616      1.50%           -           -
Tier 1 (Core) Capital             21,661      20.10%        3,233      3.00%      $5,388        5.0%
Risk Based Capital:
Tier 1                            21,661      40.35%            -          -       3,221        6.0%
Total                             21,819      40.64%        4,295      8.00%       5,368       10.0%


Forward-Looking Statements

         When used in this report on form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized officer, words and phrases such as " will likely result" "are expected to," "will continue," "are estimated," "are anticipated" and other similar expressions, are intended to identify "forward-looking statements" under the Private Securities Litigation Reform Act. In particular, certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

         A wide variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect operations, performance, results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; and (v) changes in consumer preferences.

         Furthermore, changes in the economic circumstances of individual borrowers could have a material adverse effect on their ability to repay their loans regardless of general economic conditions. Likewise, financial adversity experienced by any one major business in the Company's market area could have a significant adverse effect on those of the Company's customers who are employees of that business or otherwise rely upon it for their economic well being. This could affect their ability to honor their loan obligations and their ability to maintain deposit balances.

         For these reasons, the Company cautions readers not to place undue reliance upon any forward-looking statements. Forward-looking statements speak only as of the date made and the Company assumes no obligation to update or revise any such statements upon any change in applicable circumstances.

Year 2000 Compliance

         The Company is continuing the process of evaluating its computer software and hardware for Year 2000 compliance. The Bank is also investigating vendors in connection with its planned replacement of the software and hardware for its retail delivery system to assure that the new system will be Year 2000 compliant. The replacement of the hardware and software, which the Bank is undertaking regardless of the Year 2000 issue, should serve to facilitate the avoidance of Year 2000 problems without incurring additional expenses in connection with the Bank's core systems over and above those which would be incurred as part of a normal replacement program.

Part II - Other Information

Item 1.           Legal Proceedings

In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

Item 2.           Changes in Securities

                           None

Item 6.           Exhibits and Reports on Form 8-K

                           (a)  Exhibit 11 - Computation of Earnings Per Share
                                Exhibit 27 - Financial Data Schedule*

                           (b)  Reports on Form 8-K

                                None

------------------------------------------------------------------------

*        Submitted only with filing in electronic format.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GSB Financial Corporation

Date:    February 17, 1998             /s/  Clifford E. Kelsey, Jr.
                                       ------------------------------------
                                                   Clifford E. Kelsey, Jr.
                                                   President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

Date:    February 17, 1998             /s/  Stephen W. Dederick
                                       ------------------------------------
                                                   Stephen W. Dederick
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)