Form 10-Q
period 1998-03-31
GSB FINANCIAL CORP
filed 1998-05-15
CIK 1035351

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

            For the quarterly period ended    March 31, 1998
                                              --------------

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            -------------  --------------

                         Commission File Number 0-22559

                            GSB FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         06-1481061
           --------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    ONE SOUTH CHURCH ST., GOSHEN, N.Y. 10924
           --------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                 (914) 294-6151
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Shares, $.01 par value                           2,248,250
   -----------------------------                        ---------------
        (Title of class)                        (outstanding at April 30, 1998)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


INDEX
-----

PART I.         FINANCIAL INFORMATION                                                                Page
-------         ---------------------                                                                ----
Item 1.         Financial Statements

                Consolidated Statements of Financial Condition as of
                March 31, 1998 (Unaudited) and September 30, 1997.............................         2

                Consolidated Statements of Income for the three and six months ended
                March 31, 1998 and 1997 (Unaudited)...........................................         3


                Consolidated Statements of Cash Flows for the six months ended March 31, 1998
                and 1997 (Unaudited)..........................................................         4

                Notes to Unaudited Consolidated Interim Financial Statements..................         5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations....................................................................         6

PART II.        OTHER INFORMATION
--------        -----------------

Item 1.         Legal Proceedings.............................................................        12


Item 6.         Exhibits and Reports on Form 8-K..............................................        12


                Signatures....................................................................        14



GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

                                                                                      March 31,             September 30,
                                                                                ------------------------------------------
                                                                                       1998                      1997
                                                                                ------------------        ----------------
ASSETS                                                                              (unaudited)
     Cash and due from banks                                                         $   2,980                $   3,218
     Federal funds sold                                                                  6,400                    5,100
                                                                                     ---------                ---------
     Cash and cash equivalents                                                           9,380                    8,318

     Investment securities available for sale                                           22,987                   26,638

     Mortgage-backed securities:
       Held to maturity (estimated market values of $4,832 and
        $ 5,766 at March 31,1998 and September 30, 1997, respectively)                   4,713                    5,653
       Available for sale                                                                6,335                    6,990
     Loans receivable, net                                                              71,640                   65,738
     Banking house and equipment                                                         2,291                    2,299
     Accrued interest receivable                                                           734                      788
     Prepaid expenses and other assets                                                     775                      622
                                                                                     ---------                ---------
          Total assets                                                               $ 118,855                $ 117,046
                                                                                     =========                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits                                                                        $  81,961                $  82,983
     Mortgagors' escrow deposits                                                           186                       62
     Borrowings                                                                          2,000                     --
     Accrued expenses and other liabilities                                              1,255                    1,368
                                                                                     ---------                ---------
          Total liabilities                                                          $  85,402                $  84,413

  Commitments and contigent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued)                                                            --                       --
     Common stock ($0.01 par value; 4,500,000 shares
        authorized; 2,248,250 issued at March 31, 1998)                                     22                       22
     Additional paid-in capital                                                         21,502                   21,446
     Retained earnings, substantially restricted
     Net unrealized gain on securities available
       for sale, net of taxes                                                           12,876                   12,360
                                                                                           717                      559
     Unallocated ESOP stock                                                             (1,664)                  (1,754)
                                                                                     ---------                ---------
          Total stockholders' equity                                                 $  33,453                $  32,633
                                                                                     ---------                ---------
          Total liabilities and stockholders' equity                                 $ 118,855                $ 117,046
                                                                                     =========                =========

           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF
OPERATIONS
                        (Unaudited)
(In thousands except shares and per share amounts)

                                                               For the Quarter Ended         For the Six Months Ended
                                                                      March 31,                       March 31,
                                                           ------------------------------   --------------------------
                                                                 1998            1997            1998            1997
                                                                 ----            ----            ----            ----
INTEREST INCOME
   Loans                                                    $    1,358      $    1,187      $    2,660      $    2,342
   Federal funds sold                                               63              27             120              49
   Investment securities                                           332             304             770             690
   Mortgage-backed securities                                      192             103             391             216
                                                            ----------      ----------      ----------      ----------
     Total interest income                                       1,945           1,621           3,941           3,297

INTEREST EXPENSE
   Deposit accounts                                                765             759           1,543           1,523
   Other borrowings                                                  6               8               6              24
   Stock subscription interest expense                              --              --              --              --
                                                            ----------      ----------      ----------      ----------
     Total interest expense                                        771             767           1,549           1,547
   Net interest income                                           1,174             854           2,392           1,750
   Provision for loan losses                                        10              --              30              --
                                                            ----------      ----------      ----------      ----------
   Net interest income after provision for loan losses           1,164             854           2,362           1,750

NON-INTEREST INCOME
   Service charges on deposit accounts                              31              34              65              71
   Other income                                                     26              21              57              52
   Net realized gains on securities                                 --              --              --              --
   Capital gains distributions                                      --              --              82              93
                                                            ----------      ----------      ----------      ----------
     Total non-interest income                                      57              55             204             216

NON-INTEREST EXPENSE
   Salaries and employee benefits                                  470             400             959             755
   Occupancy and equipment                                          81              87             167             169
   Data processing expenses                                         45              35              88              86
   Other non-interest expense                                      260             215             494             364
                                                            ----------      ----------      ----------      ----------
     Total non-interest expense                                    856             737           1,708           1,374
                                                            ----------      ----------      ----------      ----------

   Income before income taxes                                      365             172             858             592
   Income tax expense                                              144              68             342             193
                                                            ----------      ----------      ----------      ----------

   Net income                                               $      221      $      104      $      516      $      399
                                                            ==========      ==========      ==========      ==========

   Basic earnings per share                                 $     0.11             N/A      $     0.25             N/A
   Weighted average shares outstanding-basic                 2,077,433             N/A       2,075,184             N/A
   Diluted earnings per share                               $     0.11             N/A      $     0.25             N/A
   Weighted average shares outstanding-diluted               2,078,264             N/A       2,075,344             N/A

          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Six Months Ended March 31,
                                                                           --------------------------
                                                                           1998                  1997
                                                                           ----                  ----
                                                                                 (In Thousands)
Cash flows from operating activities:
Net income (loss)                                                        $   516              $   399
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                  73                   74
Provision for loan losses                                                     30                   --
ESOP compensation expense                                                    146                   --
Increase (decrease) other assets                                             (97)                (201)
Net amortization on investment securities -
   available for sale                                                         34                   38
Net amortization (accretion) on mortgage - backed
  securities - held to maturity                                                3                   --
Net amortization (accretion) on mortgage - backed
  securities - available for sale                                              9                   --
Increase (decrease) in accrued expenses and other
  liabilities                                                               (200)                (180)
                                                                         -------              -------

Net cash provided by operating activities                                    514                  130
                                                                         -------              -------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  securities -  held to maturity                                             937                  549
Proceeds from principal paydowns of mortgage - backed
  securities - available for sale                                            673                   --
Proceeds from maturity and redemption of investment
  securities - available for sale                                          5,900                4,520
Purchase of investment securities - available for sale                    (2,066)              (2,899)
Net (increase)  in loans                                                  (5,932)              (3,008)
Capital expenditures                                                         (65)                (110)
Proceeds from sale of other real estate owned                                 --                   --
                                                                         -------              -------
Net cash provided (used) by investing activities                            (553)                (948)
                                                                         -------              -------
Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  market and NOW deposit accounts                                         (1,023)                (941)
Increase in advances from borrowers for taxes
  and insurance                                                              124                   51
Net increase (decrease) in other borrowings                                2,000                   --
                                                                         -------              -------
Net cash provided by ( used in) financing activities                       1,101                 (890)
                                                                         -------              -------

Net increase (decrease) in cash and cash equivalents                       1,062               (1,708)
Cash and cash equivalents at beginning of year                             8,318                4,684
                                                                         -------              -------
Cash and cash equivalents at end of year                                 $ 9,380              $ 2,976
                                                                         =======              =======

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during year for:
     Interest on other borrowings                                        $    --              $    24
     Income taxes                                                            114                  421


Supplemental schedule of non-cash investing activities:

Change in unrealized gains in investment securities -
  available for sale                                                         160                  (20)

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

The consolidated financial statements included herein at or for periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1997.
Significant intercompany transactions and amounts have been eliminated.

2.       Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through March 31, 1998, 13,489 shares were released from the ESOP loan for allocation to plan participants. The remaining 166,371 shares have not been committed to be released and under AICPA Statement of Position 93-6, and these shares will not be considered outstanding for purposes of calculating per share amounts. Earnings per share (EPS) are not presented for periods prior to July 9, 1997, as the Bank was a mutual savings bank, and had no stock outstanding. Statement of Financial Accounting Standards No. 128 (SFAS No.
128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted earnings per share are identical.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:

                                                         Three Months Ended March 31, 1998
                                                         ---------------------------------
                                                  Net               Weighted         Per-Share
                                                  Income            Average Shares   Amount
                                                  (In thousands, except share and earnings per share)

      Basic EPS                                   $     221         2,077,433      $    0.11

      Dilutive effect of potential common
      Shares related to stock based
      Compensation plans                                 --               831             --

      Diluted EPS                                 $     221         2,078,264      $    0.11



                                                           Six Months Ended March 31, 1998
                                                           -------------------------------
                                                  Net               Weighted         Per-Share
                                                  Income            Average Shares   Amount
                                                  (In thousands, except share and earnings per share)

      Basic EPS                                   $    516          2,075,184       $    0.25

      Dilutive effect of potential common
      Shares related to stock based
      Compensation plans                                --                160              --

      Diluted EPS                                 $    516          2,075,344       $    0.25

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

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

The Company's strategy is to continue to be a community oriented savings bank offering a variety of financial services. The Company attracts deposits from its local community and invests those deposits principally in one-to-four family residential mortgage loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

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

                                                       For the Three Months Ended March 31,
                                                       ------------------------------------
                                                      1998                            1997
                                                      ----                            ----
                                      Average      Interest   Average     Average   Interest  Average
                                      Balance      --------    Yield/     Balance   --------   Yield/
                                      -------                 Cost (5)    -------              Cost (5)
                                                              -------                          -------
                                                             (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ...............$   69,963   $   1,358      7.76%    $ 61,512  $ 1,187     7.72%
Mortgage-backed securities .........    11,698         192      6.57        5,988      103     6.88
Investment securities ..............    23,173         332      5.73       21,538      304     5.65
Federal funds sold .................     5,221          63      4.83        1,542       27     7.00
                                    ----------   ---------               --------  -------
 Total interest-earning assets .....   110,055       1,945      7.07       90,580    1,621     7.16
                                                 ---------                         -------
Non-interest-earning assets ........     5,564                              4,907
                                    ----------                           --------
 Total assets ......................$  115,619                           $ 95,487
                                    ==========                           ========
Interest-bearing liabilities:
Savings accounts ...................$   25,974         191      2.94     $ 26,533      196     2.95
Certificates of deposit ............    37,804         479      5.07       37,972      464     4.89
Money market .......................     8,580          69      3.22       10,142       76     3.00
NOW accounts .......................     4,063          26      2.56        3,679       23     2.50
Other ..............................       445           6      5.39          405        8     7.90
                                    ----------   ---------               --------  -------
 Total interest-bearing liabilities     76,866         771      4.01       78,731      767     3.90
                                                 ---------                         -------
Non-interest-bearing liabilities ...     5,734                              4,669
                                    ----------                           --------
 Total liabilities .................    82,600                             83,400
Equity .............................    33,019                             12,087
                                    ----------                           --------
 Total liabilities and equity ......$  115,619                           $ 95,487
                                    ==========                           ========
Net interest income/spread (2).(3) .             $   1,174      3.06%               $  854     3.26%
                                                 =========      ====               =======     ====
Net earning assets/net
 interest margin (4).... ...........$   33,189                  4.27%    $ 11,849              3.77%
                                    ==========                  ====     ========              ====
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities........................                  1.43x                           1.15x
                                                      ====                            ====

(1) Average balances include non-accrual loans. Interest on such loans is recognized as and when received.
(2) Includes interest-bearing deposit in other financial institutions.
(3) Interest-rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets ("net interest margin") represents net interest income as a percentage of average interest-earning assets.
(5) Yields for the three month periods have been annualized when appropriate.

                                                                        For the Six Months Ended March 31,
                                                                        ----------------------------------
                                                                 1998                                      1997
                                                                 ----                                      ----
                                                Average      Interest      Average          Average       Interest      Average
                                                Balance      --------       Yield/          Balance       --------       Yield/
                                                -------                   Cost (5)(6)       -------                    Cost (5)(6)
                                                                          -----------                                  -----------
                                                                            (Dollars in Thousands)
Interest-earnings assets:
Loans receivable(1)                            $ 68,465        $2,660         7.77%          $60,911        $2,342         7.69%
Mortgage-backed securities                       12,033           390         6.50             6,108           216         7.07
Investment securities                            24,150           770         6.19            21,415           690         6.19
Federal funds sold                                5,211           120         4.61             1,632            49         6.00
                                               --------        ------                        -------        ------
  Total interest-earning assets                 109,859         3,941         7.13            90,066         3,297         7.26
                                                               ------                                       ------
Non-interest-earning assets                       5,533                                        6,062
                                               --------                                      -------
  Total assets                                 $115,392                                      $96,128
                                               ========                                      =======
Interest-bearing liabilities:
Savings accounts                               $ 26,168           389         2.97           $26,261           392         2.99
Certificates of deposit                          37,737           966         5.12            37,910           930         4.91
Money market                                      8,682           135         3.11            10,292           154         2.99
NOW accounts                                      4,093            53         2.59             3,708            47         2.54
Other                                               220             6         5.45               924            24         5.19
                                               --------        ------                        -------        ------
  Total interest-bearing liabilities             76,900         1,549         4.03            79,095         1,547         3.91
                                                               ------                                       ------
Non-interest-bearing liabilities                  5,647                                        5,027
                                               --------                                      -------
  Total liabilities                              82,547                                       84,122
Equity                                           32,845                                       12,006
                                               --------                                      -------
  Total liabilities and equity                 $115,392                                      $96,128
                                               ========                                      =======
Net interest income/spread(2).(3)                              $2,392         3.10%                         $1,750         3.35%
                                                               ======         ====                          ======         ====
Net earning assets/net interest margin(4)      $ 32,959                       4.31%          $10,971                       3.82%
                                               ========                       ====           =======                       ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                        1.43x                                        1.14x
                                                                 ====                                         ====

(1) Average balances include non-accrual loans. Interest on such loans is recognized as and when received.
(2) Includes interest-bearing deposit in other financial institution.
(3) Interest-rate spread represents the difference between average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets ("net interest margin") represents net interest income as a percentage of average interest-earning assets.
(5) Yields for the six month periods have been annualized when appropriate.
(6) During the three months ended December 31, 1997 and 1996, the Company received $45,000 and $55,000, respectively, in annual non-capital distributions on its mutual fund investment which was recorded as interest earned. For purpose of reporting the yields, spreads and net interest margin for such periods, only one-quarter of such amounts have been taken into account so that yields, spreads and margins are comparable to those shown in the Company's 1997 Annual Report. If such amounts had been included in full, the interest rate spreads for the six months ended March 31, 1998 and 1997, would have been 3.15% and 3.41%, respectively, and the net interest margins would have been 4.35% and 3.89%, respectively, for such periods.

Comparison of Financial Condition at March 31, 1998 and September 30, 1997

The Company's total assets amounted to $118.9 million at March 31, 1998 as compared to $117.0 million at September 30, 1997. Loans, net increased $5.9 million, or 9.0%, from $65.7 million to $71.6 million due to steady loan demand. Federal funds increased by $1.3 million, while investment securities available for sale and mortgage-backed securities decreased by $3.7 million and $1.6 million, respectively, during the first two quarters of fiscal 1998, primarily to fund the new loans and a decline of $1.0 million in deposits. The decline in deposits during the six months ended March 31, 1998, is believed to have resulted from competitive pressures, principally related to the strong stock market and low interest rate conditions which are believed to have caused some customers to seek non-deposit investments with higher returns. Deposits totaled $82.0 million at March 31, 1998 as compared to $83.0 million at September 30, 1997. Borrowings increased by $2 million from September 30, 1997 to March 31, 1998, as the Bank borrowed funds as part of the process of leveraging the additional capital raised in its Conversion.

Total equity increased to $33.5 million at March 31, 1998, from $32.6 million at September 30, 1997. The $820,000 increase in equity included the retention of net income of $516,000, and $146,000 representing the financial statement effect of the release of ESOP stock for allocation, and a increase of $158,000 in the net unrealized gain on securities available for sale.

Basic and diluted earnings per share for the first quarter of fiscal 1998 were both $0.11, and both $0.25 for the six months ended March 31, 1998, calculated by dividing reported net income by weighted average shares for the respective periods, excluding unallocated ESOP stock.

Comparison of Operating Results.

Interest Income was $1.9 million for the second quarter of fiscal 1998 as compared to $1.6 million for the second quarter of fiscal 1997, a $324,000 or 20.0% increase. For the six months ended March 31, 1998, interest income amounted to $3.9 million as compared to $3.3 million for the same period in 1997. Average earning assets for the quarter ended March 31, 1998, increased by $19.5 million over average earning assets for the comparable period last year. The increase was primarily volume related as the Company invested the proceeds of its public offering. Interest earned on loans increased primarily due to an increase of approximately $8.5 million and $7.6 million for the quarter and six months ended March 31, 1998, in the average volume of loans, coupled with a slight increase in average yield on loans. This increase in average yield resulted principally from customer demand for fixed rate loans which were originated at initial interest rates higher than the current rates on adjustable rate mortgage loans in the Company's portfolio.

Interest earned on mortgage-backed securities increased by $89,000 and $175,000 for the quarter and six months ended March 31, 1998. This was due to an increase in the average balance of mortgage-backed securities by $5.7 million and $5.9 million for the quarter and six months ended March 31, 1998. The volume increase was partially offset by 31 and 57 basis point declines in average yield on mortgage-backed securities in the quarter and six month ended comparable periods, respectively. The decline in average yield was the result of lower market interest rates which reduced available yields on mortgage-backed securities purchased during the latter half of calendar year 1997 with the proceeds of the Company's stock offering, while higher rate mortgage-backed securities purchased in past years were gradually repaid. Interest earned on investment securities and federal funds increased by $28,000 and $36,000, for the quarter and $80,000 and $71,000 for the six months ended March 31, 1998, respectively. This was due to an increase in the average balances of investment securities and federal funds by $1.6 million and $3.7 million for the quarter and $2.7 million and $3.6 million for the six months ended March 31, 1998.

Interest Expense was $771,000 for the second quarter of fiscal 1998 as compared to $767,000 for the same quarter in fiscal 1997. For the six months ended March 31, 1998, and 1997 interest expense totaled $1.5 million. When comparing the second quarters of fiscal 1997 and 1998, the average cost of funds of increased by 11 basis points, substantial offset by a reduction in average interest-bearing liabilities of $1.9 million. Average interest bearing liabilities declined when comparing the quarter ended March 31, 1998, with the comparable quarter the prior year in part because of competition for deposits. Management also believes that part of the decline may represent deposits which were withdrawn and used to purchase stock of the Company in the Conversion. The increase in the average cost of funds was caused principally by a 18 basis point increase in the average rate paid on certificates of deposit as competition for deposits in the local market caused upward pressure on short term certificate of deposit rates

Provision for Loan Losses. The Company increased its provision for loan losses from zero for the quarter and six months ended March 31, 1997 to $10,000 and $30,000 for the quarter and six months ended March 31, 1998 due to increases in the loan portfolio. At March 31, 1997, the allowance for loan losses represented 147.8% of non-performing loans and 0.24% of total loans. Non-performing loans at March 31, 1998 were $115,000, or 0.16% of total loans, and were represented by one residential mortgage loan on which a foreclosure action has been commenced and the borrower has filed a bankruptcy petition.

Non-interest income was $57,000 for the second quarter of fiscal 1998 as compared to $55,000 for the same quarter in fiscal 1997. For the six months ended March 31, 1998, non-interest income amounted to $204,000 as compared to $216,000 for the same period in 1997. The six month decrease of $12,000 is principally caused by a reduction of $11,000 of capital gains distributions on the Company's mutual fund investment.

Non-interest expense was $856,000 for the second quarter of fiscal 1998, compared to $737,000 for the comparable quarter in fiscal 1997. The increase of $119,000 is mostly caused by $74,000 of compensation expense in connection with the Company's ESOP and $77,000 of expenses incurred or accrued related to operating a public company, offset by savings in operating expenses through cost controls. For the six months ended March 31, 1998 non-interest expense totaled $1.7 million as compared to $1.4 million for the same period in 1997. The increase of $334,000 is mostly caused by $147,000 of compensation expense in connection with the Company's ESOP and $145,000 of expenses incurred or accrued related to operating a public company. An additional $57,000 increase in salaries and employee benefits expense was due in substantial part to normal salary increases and an increase of approximately two full-time equivalent employees.

Income tax expense was $144,000 and $342,000 for the second quarter and six months ended March 31, 1998, as compared to $68,000 and $193,000 for the comparable periods for 1997. For the six months ended March 31, 1998, the increase of $149,000 was principally caused an increase of $266,000 in income before taxes and by a $60,000 reduction in tax expense during the quarter ended December 31, 1996, due to a reduction in deferred tax liabilities caused by changes in the New York State law regarding the tax bad debt deduction.

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

           The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of borrowings. At March 31, 1998, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.5 million. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds. In the future, borrowings may also provide an appropriate method of leveraging the additional capital obtained in the Conversion.

           Loan commitments totaled $4.5 million at March 31, 1998, and the Bank had $1.2 million of unused home equity lines of credit and $195,000 of unused consumer overdraft checking lines of credit. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1998, totaled $34.5 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

           At March 31, 1998, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $21.9 million, or 19.7% of adjusted assets and total risk-based capital of $22.1 million, or 39.7% of risk-weighted assets. The Bank was classified as "well capitalized" at March 31, 1998 under OTS regulations.

         The Bank is subject to the minimum liquidity regulations of the OTS. At March 31, 1998, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at March 31, 1998 had liquid assets equal to 25.0% of net withdrawable accounts plus short term borrowings.

         The following table sets forth information regarding the regulatory capital ratios of the Bank at March 31, 1998.

                                     Actual              Minimum Capital      For Classification as
                                                                                 Well Capitalized

Bank                              Amount       Ratio       Amount      Ratio      Amount      Ratio
                                                         (Dollars in Thousands)
Tangible Capital                 $21,918      19.68%        1,670      1.50%           -           -
Tier 1 (Core) Capital             21,918      19.68%        3,341      3.00%      $5,568        5.0%
Risk Based Capital:
Tier 1                            21,918      39.40%            -          -       3,338        6.0%
Total                             22,088      39.70%        4,451      8.00%       5,563       10.0%

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

Item 2.           Changes in Securities

                           None

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") on February 25, 1998. The purpose of the Meeting was to vote on the following proposals:

         1.       The election of two directors for terms of three years each;
         2.       The approval of the Company's Stock Option Plan;
         3.       The approval of the company's Incentive Stock Award Plan;
         4. The ratification of the appointment of Nugent & Hauessler, P.C. as independent auditors of the Company for the year ending September 30, 1998.


With respect to Proposal 1, all of the directors nominated by the Company were elected at the Meeting. In addition, Proposals 2, 3 and 4 were approved at the Meeting. The voting results for the Proposals were as follows:

         Proposal 1:       Gene Gengel               For               1,999,705
                                                     Withheld             87,113

                           Thomas V. Guarino         For               1,999,705
                                                     Withheld             87,113



         Proposal 2:                                 For               1,260,910
                                                     Against             262,292
                                                     Abstain              11,179
                                                     Non-Vote            552,437

         Proposal 3:                                 For               1,239,833
                                                     Against             285,220
                                                     Abstain              10,029
                                                     Non-Vote            551,736

         Proposal 4:                                 For               2,043,836
                                                     Against              33,869
                                                     Abstain               9,113




Item 6.           Exhibits and Reports on Form 8-K

                     (a)      Exhibit 11 - Computation of Earnings Per Share
                              Exhibit 27 - Financial Data Schedule*

                     (b)      Reports on Form 8-K

                              None

------------------------------------------------------------------------------

*   Submitted only with filing in electronic format.

                                   Exhibit 11

                       Computation of Net Income Per Share


                                                                  For the Quarter Ended
                                                                  ---------------------
                                                    March 31, 1998                   March 31, 1997
                                                    --------------                   --------------
Net Income Per Share - Basic
----------------------------

Net income applicable to common stock                $   221,000                            N/A

Weighted average common shares                         2,077,433                            N/A

Earnings per common share                            $      0.11                            N/A


Net Income Per Share - Diluted
------------------------------

Net income applicable to common stock                $   221,000                            N/A

Weighted average common shares                         2,077,433                            N/A

Dilutive common stock options (1)                            831                            N/A
                                                     -----------

Weighted average common shares - diluted               2,078,264                            N/A

Earnings per common share                            $      0.11                            N/A


                                                                  For Six Months Ended
                                                                  --------------------
                                                    March 31, 1998                   March 31, 1997
                                                    --------------                   --------------
Net Income Per Share - Basic
----------------------------

Net income applicable to common stock                $   516,000                            N/A

Weighted average common shares                         2,075,184                            N/A

Earnings per common share                            $      0.25                            N/A



Net Income Per Share - Diluted
------------------------------

Net income applicable to common stock                $   516,000                            N/A

Weighted average common shares                         2,075,184                            N/A

Dilutive common stock options (1)                            160                            N/A
                                                     -----------

Weighted average common shares - diluted               2,075,344                            N/A

Earnings per common share                            $      0.25                            N/A


(1) Dilutive common stock options (includes restricted stock under the Company's ISAP plan and options under its stock option plan) are based on the treasury stock method using average market price. The treasury stock method recognizes the use of assumed proceeds upon the exercise of option, and the amount of unearned compensation attributed to future services under the Company's restricted stock plan, including any tax benefits, will be used to purchase the Company's common stock at the average market price during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GSB Financial Corporation
                                             -------------------------

Date:    May 15, 1998                        /s/  Clifford E. Kelsey, Jr.
                                                  Clifford E. Kelsey, Jr.
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)

Date:    May 15, 1998                        /s/  Stephen W. Dederick
                                                  Stephen W. Dederick
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)