Form 10-Q
period 1998-06-30
GSB FINANCIAL CORP
filed 1998-08-14
CIK 1035351

             FORM 10-Q.-- QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1998
                                               -----------------
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                          --------------  -------------

                         Commission File Number 0-22559
                                                -------

                            GSB FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             06-1481061
           --------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    ONE SOUTH CHURCH ST., GOSHEN, N.Y. 10924
                    ----------------------------------------
                (Address of principal executive offices)  (Zip Code)

                                 (914) 294-6151
                                 --------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Shares, $.01 par value                          2,248,250
     -----------------------------                          ---------
          (Title of class)                       (outstanding at July 31, 1998)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

INDEX

PART I.               FINANCIAL INFORMATION                                                                Page
------                ---------------------
Item 1.               Financial Statements

                      Consolidated Statements of Financial Condition as of
                      June 30, 1998 (Unaudited) and September 30, 1997..............................         2

                      Consolidated Statements of Income for the three and nine months ended
                      June 30, 1998 and 1997 (Unaudited)............................................         3

                      Consolidated Statements of Cash Flows for the nine months ended June 30, 1998
                      and 1997 (Unaudited)..........................................................         4

                      Notes to Unaudited Consolidated Interim Financial Statements..................         5

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of
                      Operations....................................................................         7

PART II.              OTHER INFORMATION
--------              -----------------

Item 1.               Legal Proceedings.............................................................        16

Item 6.               Exhibits and Reports on Form 8-K..............................................        16


                      Signatures....................................................................        19

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL
CONDITION
(In thousands except share and per share amounts)

                                                                                            June 30,          September 30,
                                                                                       ------------------   ------------------
                                                                                             1998                 1997
                                                                                       ------------------   ------------------
                                                                                         (unaudited)
ASSETS
     Cash and due from banks                                                             $   2,364             $   3,218
     Federal funds sold                                                                      8,300                 5,100
                                                                                         ---------             ---------
     Cash and cash equivalents                                                              10,664                 8,318

     Investment securities available for sale                                               28,810                26,638
     Mortgage-backed securities:
       Held to maturity (estimated market values of $4,473 and
         $5,766 at June 30, 1998 and September 30, 1997, respectively)                       4,362                 5,653
       Available for sale                                                                    6,050                 6,990
     Loans receivable, net                                                                  75,439                65,738
     Banking house and equipment                                                             2,375                 2,299
     Accrued interest receivable                                                               770                   788
     Prepaid expenses and other assets                                                         617                   622
                                                                                         ---------             ---------
          Total assets                                                                   $ 129,087             $ 117,046
                                                                                         =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits                                                                            $  85,301             $  82,983
     Mortgagors' escrow deposits                                                               365                    62
     Borrowings                                                                             10,000                     -
     Accrued expenses and other liabilities                                                  1,264                 1,368
                                                                                         ---------             ---------
          Total liabilities                                                              $  96,930             $  84,413

  Commitments and contingent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued)                                                                 -                     -
     Common stock ($0.01 par value; 4,500,000 shares
        authorized; 2,248,250 issued at June 30, 1998)                                          22                    22
     Additional paid-in capital                                                             21,535                21,446
     Retained earnings, substantially restricted                                            12,984                12,360
     Net unrealized gain on securities available
       for sale, net of taxes                                                                  771                   559
     Unallocated ISAP stock                                                                 (1,536)                    -
     Unallocated ESOP stock                                                                 (1,619)               (1,754)
                                                                                         ---------             ---------
          Total stockholders' equity                                                     $  32,157             $  32,633
                                                                                         ---------             ---------
          Total liabilities and stockholders' equity                                     $ 129,087             $ 117,046
                                                                                         =========             =========

           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF
OPERATIONS
                 (Unaudited)
(In thousands except shares and per share amounts)

                                                                  For the Quarter Ended         For the Nine Months Ended
                                                                         June 30,                         June 30,
                                                             ------------------------------     ------------------------------
                                                                 1998            1997               1998            1997
                                                                 ----            ----               ----            ----
INTEREST INCOME
   Loans                                                    $    1,406        $   1,217           $   4,066       $   3,559
   Federal funds sold                                              145              119                 265             167
   Investment securities                                           371              291               1,141             981
   Mortgage-backed securities                                      165              101                 556             317
                                                            ----------        ---------           ---------       ---------
     Total interest income                                       2,087            1,728               6,028           5,024

INTEREST EXPENSE
   Deposit accounts                                                806              808               2,349           2,331
   Other borrowings                                                 87                -                  93              24
   Stock subscription interest expense                               -               42                   -              42
                                                            ----------        ---------           ---------       ---------
     Total interest expense                                        893              850               2,442           2,397
   Net interest income                                           1,194              878               3,586           2,627
   Provision for loan losses                                        10               10                  40              10
                                                            ----------        ---------           ---------       ---------
   Net interest income after provision for loan losses           1,184              868               3,546           2,617

NON-INTEREST INCOME
   Service charges on deposit accounts                              35               33                 100             104
   Other income                                                     22               31                  79              84
   Net realized gains on securities                                  -                1                   -               1
   Capital gains distributions                                       -                -                  82              93
                                                            ----------        ---------           ---------       ---------
     Total non-interest income                                      57               65                 261             282

NON-INTEREST EXPENSE
   Salaries and employee benefits                                  512              421               1,461           1,168
   Occupancy and equipment                                          75              105                 242             227
   Data processing expenses                                         44               58                 132             144
   Other non-interest expense                                      314              139                 818             558
                                                            ----------        ---------           ---------       ---------
     Total non-interest expense                                    945              723               2,653           2,097
                                                            ----------        ---------           ---------       ---------

   Income before income taxes                                      296              210               1,154             802
   Income tax expense                                              121               85                 463             278
                                                            ----------        ---------           ---------       ---------

   Net income                                               $      175        $     125           $     691       $     524
                                                            ==========        =========           =========       =========

   Basic earnings per share                                 $     0.09              N/A           $    0.34             N/A
   Weighted average shares outstanding-basic                 2,026,670              N/A           2,059,012             N/A
   Diluted earnings per share                               $     0.08              N/A           $    0.33             N/A
   Weighted average shares outstanding-diluted               2,063,759              N/A           2,070,024             N/A

          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine  Months Ended June 30,
                                                                                  ---------------------------
                                                                                     1998            1997
                                                                                     ----            ----
                                                                                       (In Thousands)
Cash flows from operating activities:
Net income (loss)                                                                $     691       $     524
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                           104             116
Provision for loan losses                                                               40              10
ESOP compensation expense                                                              255               -
Increase (decrease) other assets                                                        24            (448)
Net amortization on investment securities - available for sale                          39              55
Net amortization (accretion) on mortgage - backed
  securities - held to maturity                                                          4               2
Net amortization (accretion) on mortgage - backed
  securities - available for sale                                                       18               -
Increase (decrease) in accrued expenses and other
  liabilities                                                                         (225)         44,057
                                                                                 ---------       ---------
Net cash provided by operating activities                                              950          44,316
                                                                                 ---------       ---------
Cash flows from investing activities:

Purchase of mortgage-backed securities held to maturity                                  -            (405)
Purchases of mortgage-backed securities available for sale                          (1,000)           (575)
Proceeds from principal paydowns of mortgage - backed
  securities -  held to maturity                                                     1,286             866
Proceeds from principal paydowns of mortgage - backed
  securities - available for sale                                                    1,945               -
Proceeds from maturity and redemption of investment
  securities - available for sale                                                    8,411           6,147
Purchase of investment securities - available for sale                             (10,311)         (2,904)
Net (increase)  in loans                                                            (9,741)         (5,184)
Capital expenditures                                                                  (181)           (147)
Proceeds from sale of other real estate owned                                            -               -
                                                                                 ---------       ---------
Net cash provided (used) by investing activities                                    (9,591)         (2,202)
                                                                                 ---------       ---------
Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  market and NOW deposit accounts                                                    2,318          13,069
Increase in advances from borrowers for taxes
  and insurance                                                                        303             165
Repayments of borrowings                                                                 -          (1,000)
Dividends payable                                                                      (67)              -
Purchase of treasury stock                                                          (1,567)              -
Net increase (decrease) in other borrowings                                         10,000           1,000
                                                                                 ---------       ---------
Net cash provided by (used in) financing activities                                 10,987          13,234
                                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents                                 2,346          55,348
Cash and cash equivalents at beginning of period                                     8,318           4,684
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $  10,664       $  60,032

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during period for:
     Interest on other borrowings                                                $      93       $     24
     Income taxes                                                                      341            803

Supplemental schedule of non-cash investing activities:

Change in unrealized gains in investment securities -
  available for sale                                                                   212            274

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

The consolidated financial statements included herein at or for periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statements presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1997.
Significant intercompany transactions and amounts have been eliminated.

2.       Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through June 30, 1998, 17,986 shares were released from the ESOP loan for allocation to plan participants. The remaining 161,874 shares have not been committed to be released and under AICPA Statement of Position 93-6, and these shares are not considered outstanding for purposes of calculating per share amounts. Earnings per share (EPS) are not presented for periods prior to July 9, 1997, as the Bank was a mutual savings bank, and had no stock outstanding. Statement of Financial Accounting Standards No. 128 (SFAS No. 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted earnings per share are identical.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:

                                                              Three Months Ended June 30, 1998
                                                              --------------------------------
                                                     Net               Weighted         Per-Share
                                                     Income            Average Shares   Amount
                                                     (In thousands, except share and earnings per share)
         Basic EPS                                   $ 175             2,026,670        $  0.09
         Dilutive effect of potential common
         Shares related to stock based
         Compensation plans                             --                37,089             --

         Diluted EPS                                 $ 175             2,063,759        $  0.08



                                                              Nine Months Ended June 30, 1998
                                                              -------------------------------
                                                     Net               Weighted         Per-Share
                                                     Income            Average Shares   Amount
                                                     (In thousands, except share and earnings per share)

         Basic EPS                                   $ 691             2,059,012        $  0.34
         Dilutive effect of potential common
         Shares related to stock based
         Compensation plans                             --                11,012             --

         Diluted EPS                                 $ 691             2,070,024        $  0.33

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

The Company's strategy is to continue to be a community oriented financial institution offering core financial services. The Company attracts deposits from its local community and invests those deposits principally in one-to-four family residential mortgage loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

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

The Company's strategy is to continue to operate the Bank as a community-based financial institution while exploring appropriate opportunities to leverage the additional capital obtained in the Conversion. The Company is seeking to improve its customer service delivery capability, enabling it to provide better services to existing customers and seek to expand its customer base.

In July 1998, the Bank completed the acquisition of property in Harriman, New York to be used as a retail bank branch expected to open in August 1998. The purchase included the building, surrounding land, and many improvements necessary for opening a branch, such as a vault and teller counters. Total investment in bank equipment and expense for the branch, including the $306,000 purchase price for the building is expected to be approximately $550,000 in order to open for business.

In July 1998, the Bank offered to its employees, and the Company then announced, a voluntary early termination program for certain employees. The program is available to all employees with at least five years of service under the Bank's pension plan and provides each employee, who voluntarily terminates employment by December 31, 1998, and whose age plus years of service equals 75, (the "Rule of 75") with five extra years of age credit and two extra years of service credit under the pension plan. All employees eligible to participate under the plan will also receive a severance payment equal to one week of salary for officers, or one-half week of salary for non-officers, for each year of service up to 26 years of service. Finally certain of the eligible employees will receive post-termination retirement benefits under an existing program which the Bank expects to terminate next year.

The costs of the early termination program cannot be determined at this time because employees have until September 30, 1998, to elect to participate. The Company believes that the pension plan enhancement components of the program are likely to be funded entirely by the existing pension plan assets. President Clifford E. Kelsey, Jr., has announced that he will be participating in the program and terminate his employment effective December 31, 1998. The Bank expects to record a pre-tax expense of $65,312 during the quarter ended September 30, 1998, in connection with Mr. Kelsey's participation in the program.

Average Balances, Interest Rates and Yield

         The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances for periods after December 31, 1997, are daily or weekly average balances and earlier periods are monthly average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.

                                                              For the Three Months Ended June 30,
                                                              -----------------------------------
                                                            1998                               1997
                                                            ----                               ----
                                                 Average      Interest   Average     Average    Interest   Average
                                                 Balance      --------    Yield/     Balance    --------    Yield/
                                                 -------                 Cost (5)    -------               Cost (5)
                                                                         --------                          --------
                                                                     (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1).....................      $ 73,000       $ 1,406     7.70%     $ 62,758   $ 1,217       7.76%
Mortgage-backed securities...............        10,209           165     6.46         5,968       101       6.77
Investment securities....................        24,268           371     6.12        20,199       291       5.76
Federal funds sold ......................        11,125           145     5.21        10,752       119       4.43
                                               --------       -------               --------   -------
  Total interest-earning assets..........       118,602         2,087     7.04        99,677     1,728       6.93
                                                              -------                          -------
Non-interest-earning assets..............         5,662                                6,638
                                               --------                             --------
  Total assets...........................      $124,264                             $106,315
                                               ========                             ========
Interest-bearing liabilities:
Savings accounts.........................      $ 26,954           203     3.01      $ 29,641       223       3.01
Certificates of deposit..................        38,243           480     5.02        38,335       487       5.08
Money market.............................         9,402            93     3.96         9,692        72       2.97
NOW accounts.............................         4,510            29     2.57         4,068        26       2.56
Other....................................         6,725            88     5.23         5,514        42       3.05
                                               --------       -------               --------   -------
  Total interest-bearing liabilities.....        85,834           893     4.16        87,250       850       3.90
                                                              -------                          -------
Non-interest-bearing liabilities.........         5,974                                7,002
                                               --------                             --------
  Total liabilities......................        91,808                               94,252
Equity ..................................        32,456                               12,063
                                               --------                             --------
  Total liabilities and equity...........      $124,264                             $106,315
                                               ========                             ========

Net interest income/spread (2)(3)........                     $ 1,194     2.88%                $   878       3.03%
                                                              =======     =====                =======       =====
Net earning assets/net interst margin (4)      $ 32,768                   4.03%     $ 12,427                 3.52%
                                               ========                   =====     ========                 =====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                        1.38x                            1.14x
                                                              =======                          =======

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

(5) Yields for the three month periods have been annualized when appropriate.

                                                              For the Nine Months Ended June 30,
                                                              ----------------------------------
                                                            1998                               1997
                                                            ----                               ----
                                                 Average      Interest   Average     Average    Interest   Average
                                                 Balance      --------    Yield/     Balance    --------    Yield/
                                                 -------               Cost (5)(6)   -------             Cost (5)(6)
                                                                       -----------                       -----------
                                                                     (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1).....................      $ 69,977      $  4,066     7.75%     $ 61,527   $ 3,559       7.71%
Mortgage-backed securities...............        11,425           556     6.49         6,061       317       6.97
Investment securities....................        24,189         1,141     6.23        21,010       981       6.14
Federal funds sold ......................         7,182           265     4.92         4,672       167       4.77
                                               --------       -------               --------   -------
  Total interest-earning assets..........       112,773         6,028     7.11        93,270     5,024       7.16
                                                              -------                          -------
Non-interest-earning assets..............         5,576                                6,254
                                               --------                             --------
  Total assets...........................      $118,349                             $ 99,524
                                               ========                             ========
Interest-bearing liabilities:
Savings accounts.........................      $ 26,468           592     2.98      $ 27,388       615       2.99
Certificates of deposit..................        37,905         1,446     5.09        38,051     1,417       4.97
Money market.............................         8,922           228     3.41        10,092       226       2.99
NOW accounts.............................         4,232            82     2.58         3,828        73       2.54
Other....................................         2,388            94     5.25         2,454        66       3.59
                                               --------       -------               --------   -------
  Total interest-bearing liabilities.....        79,915         2,442     4.07        81,813     2,397       3.91
                                                              -------                          -------
Non-interest-bearing liabilities.........         5,718                                5,686
                                               --------                             --------
  Total liabilities......................        85,633                               87,499
Equity ..................................        32,716                               12,025
                                               --------                             --------
  Total liabilities and equity...........      $118,349                             $ 99,524
                                               ========                             ========

Net interest income/spread (2)(3)........                     $ 3,586     3.04%                $ 2,627       3.25%
                                                              =======     =====                =======       =====
Net earning assets/net interst margin (4)      $ 32,858                   4.23%     $ 11,457                 3.74%
                                               ========                   =====     ========                 =====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                        1.41x                            1.14x
                                                              =======                          =======

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

(5) Yields for the nine month periods have been annualized when appropriate.

(6) During the three months ended December 31, 1997 and 1996, the Company received $45,000 and $55,000, respectively, in annual non-capital distributions on its mutual fund investment which was recorded as interest earned. For purpose of reporting the yields, spreads and net interest margin for such periods, only one-quarter of such amounts have been taken into account so that yields, spreads and margins are comparable to those shown in the Company's 1997 Annual Report. If such amounts had been included in full, the interest rate spreads for the nine months ended June 30, 1998 and 1997, would have been 3.06% and 3.27%, respectively, and the net interest margins would have been 4.24% and 3.76%, respectively, for such periods.

Comparison of Financial Condition at June 30, 1998 and September 30, 1997

The Company's total assets amounted to $129.1 million at June 30, 1998 as compared to $117.0 million at September 30, 1997. Loans, net increased $9.7 million, or 14.8%, from $65.7 million to $75.4 million due to steady loan demand. Federal funds and investment securities available for sale increased by $3.2 million and $2.2 million, while mortgage-backed securities decreased by $2.2 million, respectively, during the nine months of fiscal 1998. Deposits increased by $2.3 million to $85.3 million at June 30, 1998 as compared to $83.0 million at September 30, 1997, all of which increase occurred in the third quarter of June 30, 1998. The increase of $3.3 million in the third quarter of June 30, 1998, is a result of increased advertising for core deposits, and a change in the rate structure of the money market account to be more competitive. The merger of a local savings bank with an out of state commercial bank is also believed to have augmented deposit inflow. Borrowings increased from zero to $10 million as the Company borrowed funds and invested the proceeds in securities to increase leverage.

Total equity decreased to $32.2 million at June 30, 1998, from $32.6 million at September 30, 1997. The $476,000 decrease in equity resulted from the repurchase of 4% of outstanding stock for $1.5 million to fund the Incentive Stock Award Plan (ISAP) and the allocation of $67,000 for the Company's first declared dividend payable on August 3, 1998, offset by the retention of net income of $691,000, $224,000 representing the financial statement effect of the release of ESOP stock for allocation, and an increase of $212,000 in the net unrealized gain on securities available for sale.

Basic earnings per share for the quarter and nine months ended June 30, 1998, were $0.09, and $0.34, while the diluted earnings per share for the same periods were $0.08 and $0.33 respectively, calculated in each case by dividing reported net income by weighted average shares for the respective periods, excluding unallocated ESOP stock.


Comparison of Operating Results.

Interest Income was $2.1 million for the third quarter of fiscal 1998 as compared to $1.7 million for the third quarter of fiscal 1997, a $359,000 or 20.8% increase. For the nine months ended June 30, 1998, interest income amounted to $6.0 million as compared to $5.0 million for the same period in 1997. These increases were primarily volume related as the Company invested the proceeds of its public offering and borrowings. Interest earned on loans increased primarily due to an increase of approximately $10.2 million and $8.5 million for the quarter and nine months ended June 30, 1998, in the average volume of loans. The average yields on loans increased by 4 basis points when comparing the nine month periods, principally because of customer demand for fixed rate loans which were originated at initial interest rates higher than the current rates on adjustable rate mortgage loans in the Company's portfolio. When comparing the third quarter of fiscal 1998 to the third quarter of fiscal 1997, average loan yields decreased by 6 basis points primarily because of an increase in the refinancing of loans in the Bank's portfolio and the lower market rates at which new loans were offered.

         Interest earned on mortgage-backed securities increased by $64,000 and $239,000 for the quarter and nine months ended June 30, 1998. This was due to an increase in the average balance of mortgage-backed securities by $4.2 million and $5.4 million for the quarter and nine months ended June 30, 1998, partially offset by a reduction in the average yield. The volume increase was partially offset by 31 and 48 basis point declines in average yield on mortgage-backed securities in the quarter and nine month ended comparable periods, respectively. The decline in average yield was the result of lower market interest rates which reduced available yields on mortgage-backed securities purchased during the latter half of calendar year 1997 with the proceeds of the Company's stock offering, while higher rate mortgage-backed securities purchased in past years were gradually repaid. Interest earned on investment securities and federal funds increased by $80,000 and $26,000, for the quarter and $160,000 and $98,000 for the nine months ended June 30, 1998, respectively. This was due to an increase in the average balances of investment securities and federal funds by $4.1 million and $373,000 for the quarter and $3.2 million and $2.5 million for the nine months ended June 30, 1998 and also an increase in the average yield in both time periods. The increase in the average yield is primarily due the purchase of agency securities with issuer call provisions because they offered higher yields.

Interest Expense was $893,000 for the third quarter of fiscal 1998 as compared to $850,000 for the same quarter in fiscal 1997. Interest on borrowings which were undertaken to improve leverage increased by $87,000 and $69,000 for the quarter and the nine months ended June 30, 1997 to June 30,1998. The interest expense on deposits decreased by $2,000 during the third quarter because average interest bearing deposits decreased by $2.6 million, offset by the Bank raising its rates on money market accounts to improve its competitive position in the market area. Included in the third quarter of 1997 was $42,000 of stock subscription interest expense for the stock offering. For the nine months ended June 30, 1998, and 1997 interest expense totaled $2.4 million. An increase in the average cost of funds by 16 basis points was offset by a decrease in the average interest bearing liabilities by $1.9 million, to generate the equal levels of interest expense in both periods. The decrease in the average balance of interest bearing liabilities was caused by the stock subscriptions held during the 1997 period.

Provision for Loan Losses was $10,000 for the third quarters in fiscal 1998 and 1997. The Company increased its provision for loan losses for the nine months ended June 30, 1998 to $40,000 from $10,000 for the nine months ended June 30, 1997, due to increases in the loan portfolio. Non-performing loans at June 30, 1998, were $115,000, represented by one residential mortgage loan in foreclosure. The foreclosure was completed and title to the mortgaged property was acquired in July. The Bank has listed the property with a real estate broker seeking to sell the property as soon as possible.

Non-interest income was $57,000 for the third quarter of fiscal 1998 as compared to $65,000 for the same quarter in fiscal 1997. For the nine months ended June 30, 1998, non-interest income amounted to $261,000 as compared to $282,000 for the same period in 1997. The nine month decrease of $21,000 is principally caused by a reduction of $11,000 of capital gains distributions on the Company's mutual fund investment.

Non-interest expense was $945,000 for the third quarter of fiscal 1998, compared to $723,000 for the comparable quarter in fiscal 1997. The increase of $222,000 is mostly caused by $77,000 of compensation expense in connection with the Company's ESOP, $86,000 of expenses incurred or accrued related to operating a public company, and $31,000 of expense related to the ISAP. Additional expenses during the third quarter were $25,000 to start up new commercial lending services and $20,000 for an employment relations consultant to provide evaluation and employee goals standards for the Bank, which expenses were partially offset by savings in operating expenses through cost controls. For the nine months ended June 30, 1998, non-interest expense totaled $2.7 million as compared to $2.1 million for the same period in 1997. The increase of $556,000 is mostly caused by $224,000 of compensation expense in connection with the Company's ESOP and $231,000 of expenses incurred or accrued related to operating a public company. An additional $64,000 increase in salaries and employee benefits expense was due in substantial part to normal salary increases and an increase of approximately one full-time equivalent employee. Advertising expense increased by $12,000 as the Bank advertised for core deposit accounts and its money market accounts, along with the expenses for starting commercial lending and the employment consultant.

Income tax expense was $121,000 and $463,000 for the third quarter and nine months ended June 30, 1998, as compared to $85,000 and $278,000 for the comparable periods for 1997. For the nine months ended June 30, 1998, the increase of $185,000 was principally caused an increase of $352,000 in income before taxes and by a $60,000 reduction in tax expense during the quarter ended December 31, 1996, due to a reduction in deferred tax liabilities caused by changes in the New York State law regarding the tax bad debt deduction.

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

           The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of borrowings. At June 30, 1998, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.5 million. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds. In the future, borrowings may also provide an appropriate method of leveraging the additional capital obtained in the Conversion.

           Loan commitments totaled $5.9 million at June 30, 1998, and the Bank had $1.3 million of unused home equity lines of credit and $198,000 of unused consumer overdraft checking lines of credit. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 1998, totaled $34.2 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

           At June 30, 1998, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $22.2 million, or 18.1% of adjusted assets and total risk-based capital of $22.4 million, or 39.6% of risk-weighted assets. The Bank was classified as "well capitalized" at June 30, 1998 under OTS regulations.

         The Bank is subject to the minimum liquidity regulations of the OTS. At June 30, 1998, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at June 30, 1998 had liquid assets equal to 25.0% of net withdrawable accounts plus short term borrowings.







         The following table sets forth information regarding the regulatory capital ratios of the Bank at June 30, 1998.

                                     Actual              Minimum Capital      For Classification
                                                                              as Well Capitalized

Bank                           Amount       Ratio       Amount       Ratio      Amount      Ratio
                                                      (Dollars in Thousands)
Tangible Capital              $22,179      18.05%       1,843        1.50%           -         -
Tier 1 (Core) Capital          22,179      18.05%       3,686        3.00%      $6,142       5.0%
Risk Based Capital:
Tier 1                         22,179      39.32%           -           -       3,384        6.0%
Total                          22,359      39.64%       4,512        8.00%      5,640       10.0%

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

Year 2000 Compliance

         The operations of the Bank are substantially dependent upon computer data processing for its deposit accounts, loans, financial records and other matters. Many computer systems and other equipment containing microchips will not operate accurately after January 1, 2000. The Bank has undertaken a comprehensive review of all systems believed to create potential risks in order to eliminate any Year 2000 (Y2K) operating difficulties. A committee of bank officers was formed to coordinate the effort, with letters being sent to all applicable vendors to request information on their readiness for the Year 2000.

         In June of this year, the Bank replaced all of its computer hardware which was not Year 2000 compliant with hardware which is Year 2000 compliant as part of a normal hardware replacement program. In addition, the Bank updated its teller and related software so it is now Y2K compliant. The Bank's principal account and loan processing is done through an outside major service provider, which is now undertaking testing of its entire system, in conjunction with the Bank, which is expected to be completed by September 30, 1998. Other key systems such as the general ledger system have been updated and are Y2K compliant. The Bank is maintaining regular contact with vendors to assure that system updates are being made, and that third party processors are also prepared for the Year 2000.

         Marginal costs to the Company for remediation efforts, over and above normal equipment replacement expense, which would have been incurred anyway, have been minimal. Total marginal compliance costs are estimated to be less than $20,000.

         The Bank has developed a contingency plan which enables the Bank to continue to operate in an offline mode using database technology along with the new computer hardware and software, if the Bank's outside data processor fails to be Year 2000 compliant. However, based upon the results of testing thus far, the Bank believes that this "most reasonably likely worst case scenario" is unlikely to occur.

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

Item 2.           Changes in Securities

                       None


Item 6.           Exhibits and Reports on Form 8-K

                       (a)      Exhibit 11 - Computation of Earnings Per Share
                                Exhibit 27 - Financial Data Schedule*

                       (b)      Reports on Form 8-K

                                None

-------------------------------------------------------------------------------

*        Submitted only with filing in electronic format.

                                   Exhibit 11

                       Computation of Net Income Per Share

                                                               For the Quarter Ended
                                                               ---------------------
                                                         June 30, 1998          June 30, 1997
                                                         -------------          -------------
Net Income Per Share - Basic

Net income applicable to common stock                    $   175,000                  N/A

Weighted average common shares                             2,026,670                  N/A

Earnings per common share                                $      0.09                  N/A


Net Income Per Share - Diluted

Net income applicable to common stock                    $   175,000                   N/A

Weighted average common shares                             2,026,670                   N/A

Dilutive common stock options (1)                             37,089                   N/A
                                                         -----------

Weighted average common shares - diluted                   2,063,759                   N/A

Earnings per common share                                $      0.08                   N/A


                                                                For Nine Months Ended
                                                                ---------------------
                                                         June 30, 1998          June 30, 1997
                                                         -------------          -------------
Net Income Per Share - Basic

Net income applicable to common stock                    $   691,000                   N/A

Weighted average common shares                             2,059,012                   N/A

Earnings per common share                                $      0.34                   N/A


Net Income Per Share - Diluted

Net income applicable to common stock                    $   691,000                   N/A

Weighted average common shares                             2,059,012                   N/A

Dilutive common stock options (1)                             11,012                   N/A
                                                         -----------

Weighted average common shares - diluted                   2,070,024                   N/A

Earnings per common share                               $       0.33                   N/A

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

                                     GSB Financial Corporation

Date:    August 14, 1998             /s/ Clifford E. Kelsey, Jr.
                                     Clifford E. Kelsey, Jr.
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

Date:    August 14, 1998             /s/ Stephen W. Dederick
                                     Stephen W. Dederick
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)