Form 10-K
period 1998-09-30
GSB FINANCIAL CORP
filed 1998-12-29
CIK 1035351

--------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998

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

                     Common Stock, par value $.01 per share

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes _X_   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [X]

     As of December 16, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $30.1 million based upon the reported closing price on that date as quoted of the NASDAQ National Market System.

     As of December 16, 1998, 2,170,450 shares of Registrant's common stock were outstanding.

                      Documents Incorporated by Reference:

(1) The Annual Report to Shareholders for the fiscal year ended September 30, 1998 (Items 5 through 8 of Part II) and

(2) The definitive Proxy Statement dated December 28, 1998 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on January 27, 1999 which was filed with the Securities and Exchange Commission on or about December 28, 1998.

Item 1 - Business

                             BUSINESS OF THE COMPANY

General

     GSB Financial Corporation (the "Company") was organized as a Delaware corporation on March 17, 1997, at the direction of Goshen Savings Bank (the "Bank") in order to acquire all the common stock of the Bank to be issued upon its conversion (the "Conversion") from the mutual to the stock form of ownership. The Conversion was consummated on July 9, 1997, at which time the Company sold 2,248,250 shares of its common stock at a price of $10.00 per share and paid $10.7 million, representing one-half the net proceeds from its sale of stock, to the Bank in exchange for all shares of stock of the Bank to be issued in the Conversion. The Company thereupon became a savings and loan holding company, and subsequently registered as such with the Office of Thrift Supervision (the "OTS").

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

     After the Conversion, the Company's business has consisted of directing, planning and co-ordinating the business activities of the Bank and investing the net proceeds of the Conversion available for investment by it. The Company has recently formed a separate subsidiary which makes available, through an independent third party, certain investment advisory and brokerage services. The Bank's business has continued to consist of gathering deposits from the general public within its market area and investing those deposits primarily in one-to-four family residential first mortgage loans, debt obligations issued by the U.S. Government, its agencies and business corporations, and mortgage-backed securities. To a lesser extent, the Bank also makes home equity lines of credit and other second mortgage loans on one-to-four family residential properties, commercial mortgage loans, construction loans, commercial business loans and consumer loans. The net proceeds retained by the Company have been invested principally in mortgage-backed, government, agency and corporate securities and federal funds sold.

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

Market Area

     The Company's market area is the Village of Goshen, and Village of Harriman, New York and their surrounding communities, representing most of Orange County, New York. The Village of Goshen is the county seat of Orange County and lies 60 miles northwest of New York City. The Village of Harriman is located in the southern portion of Orange County, closer to New York City and approximately 8 miles from Rockland County. Although predominantly rural with many small towns, many residents of the market area work in New York City and other communities to the south and east, commuting by train or automobile. They tend to reside in Orange County due to lower housing costs and the quieter, more rural atmosphere. Principal occupations of residents in the community include retail trades, manufacturing, professional services (including health, education and other professional fields) and government administration.

     The Company's market area grew significantly in population during the 1980s as rising housing prices closer to New York City, coupled with an abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980s and early 1990s, communities within the market area continued to experience growth, but more slowly. According to 1990 U.S. census data, approximately 18% of the residents of Goshen and its surrounding zip code area who were over 5 years of age resided outside Orange County only five years earlier. The conversion of Stewart International Airport, 12 miles to the northeast of Goshen, into a full-service commercial airport in 1990, gave the Company's market area an additional boost. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct effect on the economic well being of residents and businesses in the Company's market area.

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

     The Company is subject to competition  from other  financial  institutions, which may have much greater financial and marketing resources. However, the Company believes it benefits from its community bank orientation as well as its relatively high core deposit base. The relative economic stability of the
Company's lending area is reflected in the small number of mortgage delinquencies experienced by the Company.

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio, representing 59.7% of total assets, consists primarily of conventional first mortgage loans secured by one-to-four family residences. At September 30, 1998, the Company had total loans receivable of $78.7 million, of which $71.6 million, or 90.7%, were owner-occupied one-to-four family residential first mortgage loans. The remainder consisted of $2.4 million of home equity lines of credit and other loans secured by junior liens on one-to-four family owner-occupied residential properties, or 3.0% of total loans; $1.8 million of commercial mortgage loans, or 2.3% of total loans; $1.8 million of loans secured by one-to-four family residential property used for rental purposes, or 2.3% of total loans; $478,000 of construction loans, or 0.6% of total loans; $720,000 of consumer loans which are not secured by real estate, or 0.9% of total loans; and $170,000 of commercial business loans, or 0.2% of total loans. The Company's loan portfolio, after remaining relatively constant throughout 1994, 1995 and 1996, grew by 11.9% during 1997 and by 19.7% during 1998. This growth was a deliberate result of aggressive marketing of the Bank's loan products throughout Orange County. Although the Company is seeking to expand its non-residential first mortgage lending, the residential first mortgage loans have continued to represent the largest, and an increasing, component of the loan portfolio.

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

Loan Portfolio Composition Table

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                          At September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                               1998                    1997                   1996                  1995                1994
                       ------------------      -------------------     ------------------     -----------------    ----------------
                                   Percent                  Percent                Percent               Percent             Percent
                                     of                       Of                     Of                    of                   of
                       Amount       Total      Amount        Total     Amount       Total     Amount      Total    Amount     Total
                       ------       -----      ------        -----     ------       -----     ------      -----    ------     -----
Mortgage loans:
                                                       (Dollars in thousands)
One- to
  four-family(1) .   $ 71,560        90.7    $ 57,365        87.0%   $ 50,377       85.6%   $ 49,552      85.4%   $ 49,279     86.0%


Construction .....        478         0.6       1,377         2.1       1,003        1.7         352       0.6       1,316      2.3

One-to-four-family
Rental property ..      1,764         2.3       1,936         2.9       2,202        3.7       2,465       4.2       2,406      4.2

Home equity ......      2,365         3.0       2,314         3.5       2,197        3.8       2,122       3.7       2,141      3.7


Commercial real
  estate .........      1,820         2.3       2,073         3.2       2,255        3.8       2,660       4.6       1,402      2.5
                     --------       -----    --------       -----    --------      -----    --------     -----    --------    -----

  Total mortgage
  loans ..........   $ 77,987        98.9%   $ 65,065        98.7%     58,034       98.6      57,151      98.5      56,544     98.7

Other loans:

Commercial
  business .......        170         0.2          36         0.0          15        0.0          20       0.0          26      0.0

Consumer .........        605         0.8         630         1.0         675        1.1         669       1.1         544      1.0

Savings account
  loans ..........        115         0.1         174         0.3         148        0.3         209       0.4         176      0.3
                     --------       -----    --------       -----    --------      -----    --------     -----    --------    -----

   Total other
    loans ........   $    890         1.1    $    840         1.3         838        1.4         898       1.5         746      1.3
                     --------       -----    --------       -----    --------      -----    --------     -----    --------    -----
   Total loans
    receivable ...     78,877       100.0%     65,905       100.0%     58,872      100.0%     58,049     100.0%     57,290    100.0%

Less:

Deferred loan
  fees ...........         (3)                     28                      22                     16                    13

Allowances for
  loan losses ....        167                     139                     123                    114                   106
                     --------                --------                --------               --------              --------

Loans
  receivable, net    $ 78,713                $ 65,738                $ 58,727               $ 57,919              $ 57,171
                     ========                ========                ========               ========              ========

Mortgage loan
  summary:
Fixed rate loans .   $ 47,831        61.3%   $ 28,864        44.4%   $ 17,885       30.8%   $ 11,074      19.4%   $ 12,544     22.2%


Adjustable-rate
  loans ..........   $ 30,156        38.7    $ 36,201        55.6      40,149       69.2      46,077      80.6      44,000     77.8
                     --------       -----    --------       -----    --------      -----    --------     -----    --------    -----

Total mortgage
  loans ..........   $ 77,987       100.0%   $ 65,065       100.0%   $ 58,034      100.0%   $ 57,151     100.0%   $ 56,544    100.0%
                     ========       =====    ========       =====    ========      =====    ========     =====    ========    =====

     Residential Mortgage Loans. The primary focus of the Company's lending activities are mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At September 30, 1998, approximately $73.8 million, or 93.6%, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMs") and fixed-rate mortgage loans. The relative proportions of fixed-rate loans versus ARMs originated by the Company depends principally upon current customer preference, which is generally driven by general economic and interest rate conditions and the pricing offered by the Company's competitors. At September 30, 1998, approximately 38.3% of the Company's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 61.7% were fixed rate loans. The percentage represented by fixed rate loans has increased from 44.4% at September 30, 1997, to 61.7% at September 30, 1998, principally due to customer preference for fixed-rate loans during current periods of low interest rates. The ARMs generally carry annual caps and life-of-the-loan ceilings, which limit interest rate adjustments.

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

     Fixed-rate residential mortgage loans are generally originated by the Company for terms of 15 or 30 years. Although 30 year fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on ARMs offered at the same time. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses, which permit the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company will generally exercise its rights under these clauses if necessary to maintain market yields.

     The Company has offered ARMs since the early 1980s. In the early years, the Company's ARMs provided for interest rate adjustments based upon the Contract Interest Rate Index (the "CIRI") and the Monthly Median Cost of Funds Index (the "COFI"), both as originally published by the Federal Home Loan Bank Board. These indexes have proved to be unsatisfactory because the COFI generally reacts slowly to interest rate changes and the CIRI no longer reflects the same spread against market interest rates due to changes in mortgage lending patterns. As a result, at September 30, 1998, the Company had approximately $7.0 million of ARMs based upon the COFI and CIRI with current interest rates from 3.80% to 7.00%. ARMs originated in recent years have interest rates that adjust annually based upon the movement of the one year treasury bill constant maturity index, plus a margin of from 2% to 2.75%. These loans generally have a maximum interest rate adjustment of 2% per year, with a lifetime maximum interest rate adjustment, measured from the initial interest rate, of 5.5% or 6%.

     The Company offers residential single family construction loans to persons who intend to occupy the property upon completion of construction. Upon completion of construction, these loans are automatically converted into permanent residential mortgage loans and classified as such. The proceeds of the construction loan are advanced in stages on a percentage of completion basis as construction progresses. The loans generally provide for a construction period of not more than six months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections and the borrower must qualify for the permanent mortgage loan before the construction loan is made. At September 30, 1998, the Company had 10 construction loans with an aggregate outstanding principal balance of $478,000. The Company's delinquency experience with its construction loans has been favorable. At the end of each fiscal year since September 30, 1992, the Company had no non-performing construction loans.

     Home Equity Loans. The Company makes home equity loans, representing loans secured by junior mortgages on one-to-four family owner-occupied residences. These loans are of two types. The Company offers a home equity line of credit secured by a residential mortgage, normally a second lien. These loans have adjustable rates of interest and generally provide for an initial advance period of five or ten years, during which the borrower pays interest only, or interest plus a nominal principal amount, and can borrow, repay, and reborrow the principal balance. This is followed by a repayment period, generally ten years, during which the balance of the loan is repaid in principal and interest installments. The Company also offers regular amortizing home equity loans. These loans are fully advanced at closing and repayable in monthly principal and interest installments over a period not to exceed 10 years. Second mortgage loans are limited to a maximum loan to value ratio, including prior liens, of not more than 80%. At September 30, 1998, the Company had $1.2 million in outstanding advances on home equity lines of credit and $1.2 million in regular amortizing home equity loans.

     Commercial Mortgage Loans. The Company originates fixed and adjustable rate mortgage loans secured by office buildings, retail establishments, and other types of commercial property, almost always secured by property located in the Company's market area. The Company may make or participate in loans in areas adjoining its market area. At September 30, 1998, the Company's commercial mortgage loan portfolio was $1.8 million, or 2.3% of total loans. At September 30, 1998, the Company's largest such loan was a participation loan with a local savings bank in which the Company's participation was $472,000, or 44% of the total loan. The loan is secured by a mixed use office and retail center located in the Village of Goshen. With the recent expansion of commercial lending activities, larger balance originations could occur in the future.

     The Company makes commercial mortgage loans with loan to value ratios up to 75%, terms up to 15 years, and amortization periods up to 15 years. At September 30, 1998, $1.0 million of the Company's commercial mortgage loans had adjustable rates and $799,000 had fixed rates.

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

     The Company generally requires a debt service coverage ratio of at least 120% and the personal guarantee of the borrower. The Company also requires an appraisal on the property conducted by an independent appraiser and title insurance. When evaluating the qualifications of the borrower for a commercial mortgage loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income or from the borrower's operations on the property. The Bank's policy requires borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements and credit history of the borrower, as well as other related documentation.

     Consumer Loans. The Company also makes short-term fixed-rate consumer loans either unsecured or secured by savings accounts, automobiles or other consumer assets. Consumer loans, excluding these secured by real estate, totaled $720,000, or 0.9% of total loans, at September 30, 1998. These loans generally have an average term of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. These loans are generally underwritten based upon the borrower's ability to repay and the value of the collateral for the loan. Collateral value, except for loans secured by bank deposits or marketable securities, is a secondary consideration because personal property collateral generally rapidly depreciates in value, is difficult to repossess, and rarely generates close to full value at a forced sale.

     Commercial Business Loans. The Company has diversified its lending to include business loans in its communities. Business loans at September 30, 1998, totaled $170,000 compared to $36,000 at September 30, 1997, representing 0.2% of total loans for fiscal 1998.

     The Company intends to pursue additional commercial non-mortgage loans in the future in order to diversify its loan offering and expand its customer base. Commercial non-mortgage loans generally have shorter terms to maturity and adjustable interest rates when compared to residential first mortgage loans, and also generally have higher yields. The Company intends to offer such loans on both an unsecured and a secured basis, with the secured loans having collateral such as machinery, equipment, accounts receivable, other business assets or marketable securities.

     Commercial mortgage loans are generally perceived as having greater risks that residential first mortgage loans because historically they have higher default rates. The collateral often declines rapidly in value or is difficult to sell when not part of a successful ongoing business. In order to protect against these risks, the Company markets it commercial non-mortgage loans principally to businesses within its local market area where the Company has substantial knowledge and expertise regarding local business and economic conditions. The Company also requires personal guaranties of business principals as additional support for these loans.

     Origination of Loans. Loan originations come from a number of sources. Residential loan originations can be attributed to advertising, the efforts of the Company's loan officers, and in-house loan originators, and referrals from other borrowers, real estate brokers and builders. The Company has increased its staff of loan originators to increase its originations. The Company originates loans through its own efforts and does not use mortgage brokers, mortgage bankers or other fee paid loan finders. The Company does not originate loans independent of the Bank, except for the loan made to the Company's ESOP, which was used to purchase stock in the Conversion. The ESOP loan is not recorded as an asset on the Company's consolidated financial statements and is excluded throughout this discussion of the Company's lending business.

     All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors. Officers of the Bank have the authority to approve loans at differing levels established by the Board of Directors based upon the position and expertise of the officer. Loans over $500,000, of which the Bank had none at September 30, 1998, must be approved in advance by the Bank's Board of Directors. All other loans are reviewed by the Bank's ad hoc loan committee after approval.

     As a federal savings bank, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At September 30, 1998, 15% of the Bank's capital and surplus was approximately $3.4 million. On that date, the Bank's largest aggregate loan relationship was $746,000, represented by three loans to affiliated borrowers. One of the three component loans, a participation loan with a balance owed to the Bank at September 30, 1998 of $472,000, is the Bank's largest loan and is secured by mixed use commercial property in Goshen. The two related loans include a residential mortgage loan on the primary residence of a principal of the commercial loan borrower and a mortgage loan on a small mixed-use commercial property to a related entity. The Bank had two other loan relationships at September 30, 1998 with balances in excess of $500,000. One relationship, in the amount of $627,000, includes a commercial mortgage loan on medical offices in the amount of $389,000 and a residential mortgage loan to a principal of the commercial loan borrower. The other relationship, in the amount of $619,000, includes the same mortgage loan on the medical facility, a residential mortgage loan on another principal's home, and a small overdraft checking line of credit. At September 30, 1998, the Bank had seven loans outstanding with principal balances in excess of $250,000 and an additional 18 loans with principal balances from $200,000 to $250,000. None of these loans were past due 90 days or more on September 30, 1998 or otherwise classified as non-performing.

     The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                               Year Ended September 30,
                                          --------------------------------
                                            1998        1997        1996
                                            ----        ----        ----
                                                   (In Thousands)
     Total loans, beginning of period .   $ 65,905    $ 58,872    $ 58,049
                                          --------    --------    --------
     Loans originated:
     Residential 1 to 4 family (1) ....     18,208      10,017       6,198
     Commercial real estate ...........         --          17         334
     Construction loans ...............      1,846       2,092       1,652
     Consumer loans ...................        699       1,127       2,030
                                          --------    --------    --------
         Total loans originated .......     20,753      13,253      10,214
     Loans purchased ..................         --          --          --
     Loans sold .......................         --          --          --
     Principal repayments .............     (7,666)     (6,206)     (9,373)
     Total charge-offs ................       (115)        (14)        (18)
                                          --------    --------    --------
     Net loan activity ................     12,972       7,033         823
                                          --------    --------    --------
       Total loans, end of period .....   $ 78,877    $ 65,905    $ 58,872
                                          ========    ========    ========

(1) Includes home equity loans secured by junior liens on one-to-four family owner-occupied residences.

     The Company does not purchase loans. Prior to fiscal 1995, the Company sold part of its fixed rate residential mortgage loan production to FNMA and retained the right to service those loans. At September 30, 1998, the Company's portfolio of loans serviced for FNMA totaled $6.0 million. The Company did not service loans for any other investors at that date. The Company has never purchased loan servicing rights.

     Loan Maturity. The following table shows the contractual maturity of the Company's loan portfolio at September 30, 1998. Loans are shown as due based on their contractual terms to maturity. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                                                            At September  30, 1998
                                      -----------------------------------------------------------------
                                      One- to                                                  Total
                                       Four-          Home        Commercial     Other         Loans
                                      Family         Equity      Real Estate     Loans       Receivable
                                      ------         ------      -----------     -----       ----------
                                                                (In Thousands)
Contractual maturity:
  Within 1 year ..................   $     54       $     --      $     --      $    133      $    187
  After 1 year:
     1 to 3 years ................        541             --           510           371         1,422
     3 to 5 years ................        751            290            --           277         1,318
     5 to 10 years ...............      2,664            538           287            74         3,563
     Over 10 years ...............     69,792          1,537         1,023            35        72,387
                                     --------       --------      --------      --------      --------
     Total due after one year ....   $ 73,748       $  2,365      $  1,820      $    757      $ 78,690
                                     --------       --------      --------      --------      --------
  Total amounts due ..............   $ 73,802       $  2,365      $  1,820      $    890      $ 78,877
                                     ========       ========      ========      ========
Less:
  Deferred loan fees, net ........                                                                  (3)
  Allowance for loan losses ......                                                                 167
                                                                                              --------
  Loans receivable, net ..........                                                            $ 78,713
                                                                                              ========

     The following table sets forth at September 30, 1998, the dollar amount of loans due after September 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                          Due After September 30, 1999
                                        ---------------------------------
                                        Fixed     Adjustable        Total
                                        -----     ----------        -----
                                               (In Thousands)
Mortgage loans:
  One- to four-family .............    $45,779       $27,969       $73,748
  Home equity .....................      1,209         1,156         2,365
  Commercial real estate ..........        799         1,021         1,820
Other loans .......................        690            67           757
                                       -------       -------       -------
Total loans receivable ............    $48,477       $30,213       $78,690
                                       =======       =======       =======

Asset Quality

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. Late notices are sent when a payment is more than 15 days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 30 days past due. In most cases, deficiencies are cured promptly. All loans past due 60 days or more, and all loans in which the borrower is delinquent in the payment of real estate taxes regardless of payment status, are added to a watch list and a Bank employee of the Company contacts the borrower on a regular basis to seek to cure the delinquency. If a loan becomes past due 90 days, the Company refers the matter to an attorney, who first seeks to obtain payment without litigation and, if unsuccessful, generally commences a foreclosure action or other appropriate legal action to collect the loan. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. The judicial sale is normally delayed if the borrower files a bankruptcy petition because the foreclosure action cannot be continued unless the Company first obtains relief from the automatic stay provided by the Bankruptcy Code.

     If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the acquired property is then classified as Real Estate Owned ("REO") until it is sold. At September 30, 1998, the Company had REO consisting of one property totaling $94,000, which was sold in November 1998. When REO is acquired, the property is recorded at the lower of the principal balance of the loan or fair value less costs of sale of the property and any shortfall between the recorded value of the property and the carrying value of the loan is charged to the allowance for loan losses. Thereafter, changes in the value of the REO are reflected as a valuation allowance. The Company is permitted to finance sales of REO by "loans to facilitate," which may involve a lower down payment or a longer repayment term or other more favorable features than generally would be granted under the Company's underwriting guidelines. Currently, the Company has no "loans to facilitate."

     The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and real estate owned) at the dates indicated.

                                                     At September 30,
                                     -------------------------------------------
                                      1998     1997      1996     1995     1994
                                      ----     ----      ----     ----     ----
                                                 (Dollars in Thousands)
Non-accrual loans:
  Loans in non-accrual status:
  One- to four-family ............    $ --     $  --     $ 16     $157     $ 42
  Home equity ....................      --        --       --       --       --
  Commercial real estate .........      --        --       --       --       --
                                      ----     -----     ----     ----     ----
     Total mortgage loans ........    $ --        --       16      157       42
                                      ----     -----     ----     ----     ----
  Consumer loans .................      --                 --       --       --
     Total non-accrual ...........    $ --        --       16      157       42
                                      ----     -----     ----     ----     ----
  Accruing Loans delinquent 90
   days or more:
  Mortgage loans .................      --        --       --       68      160

  Home equity ....................      --        --       --       --       51
  Other loans ....................       4        --       --       --        4
                                      ----     -----     ----     ----     ----

     Total .......................       4        --       --       68      215
                                      ----     -----     ----     ----     ----
Total non-performing loans .......       4        --       16      225      257

Foreclosed and in substance
   foreclosed real estate ........      94        --       --       --       --
                                      ----     -----     ----     ----     ----
Total non-performing assets ......    $ 98     $  --     $ 16     $225     $257
                                      ====     =====     ====     ====     ====
Ratio of non-performing loans to
   total loans ...................    0.01%     0.00%    0.03%    0.39%    0.45%
Ratio of non-performing assets to
   total assets ..................    0.07%     0.00%    0.02%    0.22%    0.26%

     At September 30, 1998, management had identified as a potential problem loan one residential mortgage loan with a principal balance of $92,000, which was then 59 days past due. Although management has been advised that the property is likely to be sold at a price which would involve no loss to the Company, lack of a prompt sale could necessitate foreclosure proceedings. Management believes that the allowance for loan losses is adequate to cover the loss, if any, on such loan. At September 30, 1998, there were no other loans other than those included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

     For the years ended September 30, 1998, 1997 and 1996, the amount of interest income that would have been recorded on non-accrual loans was $0, $0, and $1,400, respectively, if such loans had been performing inaccordance with their terms, of which $0, $0, and $1,400 was actually collected by the Company and recorded as income during each such period. Interest earned on loans 90 days or more delinquent and still accruing interest amounted to $95, $0, and $0 for such periods, respectively.

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

     Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Bank must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at September 30, 1998, the Bank had no classified assets and no loans categorized by management as "Special Mention."

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

     The following table analyzes activity in the Company's allowance for loan losses during the fiscal years indicated.

                                                         Year Ended September 30,
                                           -------------------------------------------------
                                             1998     1997       1996        1995       1994
                                             ----     ----       ----        ----       ----
                                                         (Dollars in Thousands)
Allowance, beginning of period ........    $ 139      $ 123      $ 114      $ 106      $  91
Provision:
   Residential 1-4 family .............       70          5         --         15         20
   Commercial real estate .............       --         --         --         --         --
   Consumer ...........................       --         15         24         14          5
                                           -----      -----      -----      -----      -----
     Total provision ..................       70         20         24         29         25

Charge-offs:
   Residential 1-4 family .............      (43)        --         --         --         --
   Consumer ...........................       --        (14)       (18)       (22)       (14)
                                           -----      -----      -----      -----      -----
      Total charge-offs ...............      (43)       (14)       (18)       (22)       (14)
                                           -----      -----      -----      -----      -----
Recoveries:
   Residential 1-4 family .............       --         --         --         --         --
   Consumer ...........................        1         10          3          1          4
                                           -----      -----      -----      -----      -----

      Total recoveries ................        1         10          3          1          4
                                           -----      -----      -----      -----      -----
Net (charge-offs) recoveries ..........      (42)        (4)       (15)       (21)       (10)
                                           -----      -----      -----      -----      -----
Allowance, end of period ..............    $ 167      $ 139      $ 123      $ 114      $ 106
                                           =====      =====      =====      =====      =====
Allowance as a percent of total loans .     0.21%      0.21%      0.21%      0.19%      0.19%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                         At September 30,
                                           ---------------------------------------------------------------------------------
                                                 1998                1997               1996                  1995
                                           ---------------------------------------------------------------------------------
                                                       Percent            Percent             Percent                Percent
                                                       of Loans           Of Loans            of Loans              Of Loans
                                                       to Total           To Total            to Total              To Total
                                            Amount       Loans    Amount   Loans    Amount     Loans     Amount       Loans
                                            ------       -----    ------   -----    ------     -----     ------       -----
                                                                       (Dollars in Thousands)
Allowance allocated to:
Residential 1-4 family ................      $139        96.56%   $117      95.58%   $112       94.75%     $112       93.87%
Commercial real estate ................        --         2.31%     --       3.15%     --        3.83%       --        4.58%
Consumer and other ....................        28         1.13%     22       1.27%     11        1.42%        2        1.55%
                                             ----       ------    ----     ------    ----      ------      ----      ------
Total allowance .......................      $167       100.00%   $139     100.00%   $123      100.00%     $114      100.00%
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

     The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of September 30, 1998, the Company was unaware of any environmental issues with respect to any of its mortgage loans which are believed to expose the Company or any collateral for any of its loans to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

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

     As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of retained earnings. The Company has not had a trading securities portfolio since 1994 and has no current plans to maintain such a portfolio in the future. At September 30, 1998, $31.5 million of investment securities were classified as available-for-sale and none were classified as held to maturity. At September 30, 1998, $3.9 million of mortgage-backed securities were classified as held to maturity with a fair value of $4.0 million, and $5.8 million were classified as available for sale.

     Investment Securities. The Company's investment securities portfolio totaled $31.5 million at September 30, 1998. It is the policy of the Company to invest in debt securities issued by the United States Government, its agencies, municipalities and corporations. In order to benefit from higher yields, the Company invests in callable government agency debt securities, which totaled $18.5 million, or 58.7% of investment securities, at September 30, 1998. Such securities have greater risks than U.S. Government securities because of the greater possibility that the corporate obligor, compared to the U.S. Government, will default in payment of the obligation. To control risks, the Company limits its investment in corporate debt securities to those rated in the three highest grades by a nationally recognized rating organization. The Company also invests in the Institutional Investors Capital Appreciation Fund, Inc. ("IICAF"), a mutual fund which invests principally in common stocks of companies listed on the New York Stock Exchange that have paid regular dividends for at least ten consecutive fiscal years. At September 30, 1998, the Company's investment in IICAF shares totaled $2.7 million.

     At September 30, 1998, the Bank had an investment of $704,000 in stock of the FHLBNY, which investment was necessary for the Bank to maintain its membership in the FHLBNY and to utilize FHLBNY borrowing facilities. If the Bank increases its FHLBNY borrowings, the Bank may have to increase its investment in FHLBNY stock because the Bank must own FHLBNY stock at least equal to 5% of its borrowings. The Bank's yield on FHLBNY stock was 7.21% for the fiscal year ended September 30, 1998.

     Mortgage-Backed Securities. The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. At September 30, 1998, the Company's mortgage-backed securities portfolio totaled $9.7 million, of which $3.9 million was classified as held to maturity and $5.8 million was classified as available for sale. The Company's most recent purchases of mortgage-backed securities have been classified as available for sale and the Company expects that it will continue to so classify future purchases to maintain flexibility. At September 30, 1998, all of the Company's mortgage-backed securities were issued or guaranteed by FNMA, FHLMC or GNMA. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.70% at September 30, 1998.

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

                                                                                       At September 30,
                                                          --------------------------------------------------------------------------
                                                                   1998                       1997                    1996
                                                          --------------------------------------------------------------------------
                                                           Amortized      Fair       Amortized       Fair      Amortized      Fair
                                                             Cost         Value         Cost         Value       Cost         Value
                                                          ----------     -------     ---------      -------    ---------     -------
                                                                                      (In Thousands)
Securities Available for Sale:
       U.S. Treasury securities ......................      $ 1,001      $ 1,006      $ 3,497      $ 3,505      $ 4,718      $ 4,715
       U.S. Government agencies ......................       18,274       18,462        7,123        7,163        2,967        2,984
       Corporate debt obligations ....................        8,338        8,468       11,879       11,942       12,043       12,075
       Mortgage-backed securities ....................        5,797        5,804        6,994        6,990           --           --
       Other securities ..............................           --           --          400          400          506          504
                                                            -------      -------      -------      -------      -------      -------
                     Total ...........................       33,410       33,740       29,893       30,000       20,234       20,278
                                                            -------      -------      -------      -------      -------      -------
       FHLBNY stock ..................................          704          704          638          638          599          599

       Corporate equity securities ...................        2,002        2,204        2,112        2,834        2,165        2,990
                                                            -------      -------      -------      -------      -------      -------
                     Total equity securities .........        2,816        3,538        2,803        3,628        2,601        2,803
                                                            -------      -------      -------      -------      -------      -------
                     Total available for
                     sale ............................       36,226       37,278       32,696       33,628       22,835       23,081
                                                            -------      -------      -------      -------      -------      -------
Securities Held to Maturity:
       Mortgage-backed securities ....................        3,881        3,965        5,653        5,766        6,474        6,529
                                                            -------      -------      -------      -------      -------      -------
                     Total held to maturity ..........        3,881        3,965        5,653        5,766        6,474        6,529
                                                            -------      -------      -------      -------      -------      -------
                     Total Securities ................      $40,107      $41,243      $38,349      $39,394      $29,309      $29,610
                                                            =======      =======      =======      =======      =======      =======

     The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at September 30, 1998. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's equity at September 30, 1998.

                                                                At September 30, 1998
                    -------------------------------------------------------------------------------------------------------------
                     One Year or Less   One to Five Years   Five to Ten Years     More than Ten Years   Total Securities
                    -----------------   -----------------  ------------------    --------------------   ----------------
                    Carrying  Average   Carrying  Average  Carrying   Average    Carrying     Average   Carrying  Average   Market
                      Value    Yield     Value     Yield    Value      Yield       Value       Yield      Value    Yield     Value
                    --------  -------   --------  -------  --------   -------    --------     -------   --------   -----     -----
                                                            (Dollars in Thousands)
U.S. Treasury
  securities ...    $ 1,001    5.99%   $    --        --    $    --        --     $    --         --   $   1,001   5.99%   $ 1,006

U.S.  Government
  agency .......         --      --      1,000      7.10%     6,978      6.66%     10,296       6.83%     18,274   6.78%    18,462

Corporate debt
  obligations ..      2,203    6.26%     6,135      7.24%        --        --          --         --       8,338   6.98%     8,468
Mortgage-backed
  securities ...        345    5.00%     3,402      6.40%     1,317      7.14%      4,614       6.93%      9,678   6.70%     9,769
FHLBNY stock ...         --      --         --        --         --        --         704       7.21%        704   7.21%       704
Other equity
  securities ...         --      --         --        --         --        --       2,112       6.87%      2,112   6.87%     2,834
                    -------            -------              -------               -------                -------           -------
    Total ......    $ 3,549    6.06%   $10,537      6.96%   $ 8,295      6.74%    $17,726       6.87%    $40,107   6.79%   $41,243
                    =======            =======              =======               =======                =======           =======

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

     Deposits. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its Orange County market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not pay premium rates for certificates of deposit in excess of $100,000 nor does the Company use brokers to obtain deposits. At September 30, 1998, the Company had $88.3 million of deposits outstanding.

     The Company prices its deposit offerings based upon market and competitive conditions in its market area. Beginning in fiscal 1996, the Company took steps to decrease its cost of funds by moderating the rates it offered on certificates of deposit. However, after the conversion of Goshen Savings Bank in July 1997, the Company took a more aggressive posture towards deposit pricing in order to increase deposits and leverage the additional capital obtained in the conversion. This new pricing policy involved the creation of a tier pricing structure for money market deposit accounts, with a premium rate offered for higher balance accounts. In addition, the Company modified its approach to certificate of deposit pricing to move its rates to slightly above the average market rates, but not reaching the highest market rates, offered in the local market. Furthermore, the Bank also opened its third deposit-taking office in September 1998 in Harriman, New York as part of the expansion of the Company's business and to seek additional deposits for further leveraging of the Company's capital.

The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. Interest rates shown for non-time accounts are the rates in effect at September 30, 1998.

                                                                                    At September 30,
                                                       --------------------------------------------------------------------------
                                                              1998                     1997                     1996
                                                              ----                     ----                     ----
                                                                     Percent                   Percent                   Percent
                                                                       of                        of                         of
                                                       Amount         Total       Amount        Total        Amount       Total
                                                       ------         -----       ------        -----        ------       -----
                                                                            (Dollars in Thousands)
Non-time accounts:
   Savings accounts (3.00%) .......................   $28,089        31.81%      $26,839        31.65%      $26,805       32.12%
   NOW accounts (2.50%) ...........................     4,932         5.58%        4,136         4.87%        3,636        4.36%
   Checking accounts ..............................     4,981         5.64%        4,869         4.70%        4,206        5.04%
   Money market accounts (3.00% - 4.50%) ..........    10,958        12.41%        8,892        12.82%       10,457       12.53%
                                                      -------       ------       -------       ------       -------      ------
      Total non-time accounts .....................    48,960        55.44%       44,736        54.04%       45,104       54.05%
                                                      -------       ------       -------       ------       -------      ------
 Time accounts:
   3.00-3.99% .....................................       122         0.14%          208         0.42%          501        0.60%
   4.00-4.99% .....................................    19,703        22.31%        8,394        29.75%       25,479       30.53%
   5.00-5.99% .....................................    18,998        21.51%       28,861        14.27%        9,736       11.67%
   6.00-6.99% .....................................       264         0.30%          509         1.12%        2,291        2.75%
   7.00-7.99% .....................................       263         0.30%          275         0.40%          331        0.40%
                                                      -------       ------       -------       ------       -------      ------
      Total time accounts .........................    39,350        44.56%       38,247        45.96%       38,338       45.95%
                                                      -------       ------       -------       ------       -------      ------
          Total deposits ..........................   $88,310       100.00%      $82,983       100.00%      $83,442      100.00%
                                                      =======       ======       =======       ======       =======      ======

     The following table sets forth the deposit flows at the Company during the periods indicated.

                                                    Year Ended September 30,
                                              ---------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
                                                       (In Thousands)
Net deposits (withdrawals) ...............     $ 2,128     $(3,587)     $(8,016)
Interest credited ........................       3,199       3,128        3,365
                                               -------     -------      -------
Net increase (decrease) in deposits ......     $ 5,327     $  (459)     $(4,651)
                                               =======     =======      =======

     At September 30, 1998, the Company had $2.4 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 2.7% of all deposits, as follows:

          Original                              Interest
            Term                                Rate (1)       Balance
            ----                                --------       -------
                                                            (In Thousands)
1-3 months .............................          3.60%         $  201
4-6 months .............................          4.70%          1,148
6-12 months ............................          4.95%            635
Over twelve months .....................          5.10%            371
                                                                ------
                                                                $2,355
                                                                ======

(1)  Interest rate offered as of September 30, 1998.

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

     The Company had borrowing of $10.0 million outstanding as of September 30, 1998, which were to provide a method of leveraging the additional capital obtained in the Conversion. The Company had no borrowings at September 30, 1997. The maximum borrowings outstanding at any time during fiscal 1997 were $2 million.

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

Personnel

     At September 30, 1998, the Bank employed 34 full-time and 7 part-time employees. The Company did not have any employees who were not also employees of the Bank. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

     The OTS may institute enforcement action against the Bank for violations of law or for unsafe and unsound banking practices. Enforcement actions can include the issuance of cease and desist orders, the commencement of removal proceedings in which an employee, officer or director can be removed from involvement with the Bank, the assessment of civil monetary penalties, and injunctive relief. The FDIC may terminate the insurance of deposits, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. The FDIC may instead impose less severe sanctions. Neither the OTS nor the FDIC have ever instituted any enforcement action against the Bank.

     Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limit. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, which equates to a lending limit of $3.4 million, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan, to one borrower at September 30, 1998 was represented by three related loans in the aggregate amount of $746,000 loan secured by commercial and residential real estate in the Bank's market area.

     The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. The Bank's most recent semi-annual OTS assessment was $17,674.

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

     Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of at least 1.5% of tangible assets, (ii) core capital of at least 3.0% of adjusted tangible assets, and (iii) total capital requirement of at least 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At September 30, l998, the Bank had a tangible capital ratio of 17.8%, a core capital ratio of 17.8% and a risk based capital ratio of 37.4%.

     The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Bank.

     Deposit Insurance Premiums. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The Bank is in this category and currently pays negligible deposit insurance premiums. However, the Bank pays an annual assessment of approximately 0.013% of insured deposits to defray a portion of the cost of the bonds sold by a federal agency to finance a portion of the savings and loan bailout in the late 1980's. If the Bank's capital ratios substantially deteriorate or if the Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the Bank could increase.

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

     A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the

FNMA (subject to certain limitations). The Bank satisfied the QTL test at September 30, 1998 and for every month during fiscal 1998.

     Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is periodically examined by the OTS for compliance with the CRA. The Bank's CRA performance is evaluated based upon the lending, investment and service activities of the Bank. The Bank received a "satisfactory" CRA rating in its last CRA examination.

     Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits which are not available for investment in higher yielding assets. However, at the present time, the Bank's normal levels of vault cash and other cash-equivalent assets are sufficient so that the reserve requirements do not have a material adverse effect on the Bank. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

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

Item 2

Properties

     The Bank conducts its business through its headquarters in Goshen, a nearby public accommodation drive-up facility, and a branch opened in March 1997 at an elder care facility in Goshen and a branch opened in September, 1998, at a former office of a commercial bank in Harriman. The elder care facility is operated by a non-profit corporation of which President Clifford Kelsey is a director. The Company does not have separate facilities and operates out of the Bank's headquarters. The following table sets forth certain information regarding the Bank's deposit-taking offices.

                                                             Owned/     Approximate    Net Book
Location                                   Date acquired     Leased     Square Feet     Value
                                                                (In Thousands)
One South Church Street, Goshen,                   1971      Owned      10,680          2,337
NY 10924 with adjacent drive-up
facility at 50 South Church Street

214 Harriman Drive                           March 1997     Leased         105             33
Goshen, NY 10924

80 Route 17M                             September 1998      Owned       1,623            430
Harriman, NY 10926

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

Submission of Matters to a Vote of Security Holders

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1998, (the "Annual Report"), is incorporated herein by reference: "STOCKHOLDERS' INFORMATION- Common Stock", which appears on page 53 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on pages 1 and 2 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 3 through 18 of the Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Gap Analysis" AND "- Analysis of Market Risk", which appear on pages 8 through 10 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of GSB Financial Corporation and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period September 30, 1998, together with the related notes and the independent auditors' report thereon, all of which appears on pages 20 through 52 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information included in the Proxy Statement under the major heading "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS" is incorporated herein by reference: "Director Nominated for a Term Expiring In 2002," "Directors Whose Terms Will Continue Beyond the Meeting," "Board of Directors- Biographical Information," and "Executive Officers Who Are Not Directors," which appears on pages 2 through 4 of the definitive Proxy Statement dated December 28, 1998 and filed with the Securities and Exchange Commission on or about that date (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information included which appears under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Option Grants in Last Fiscal Year," "Stockholder Return Performance Presentation," "Transactions with Directors and Officers," "Retention Agreements" "The Enhanced Voluntary Termination Program," and "Pension Plan" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the Caption "Voting Securities and Certain Holders Thereof", in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the caption "Transactions With Directors and Officers" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.   Financial Statements

     The following  financial  statements  are included in the Company's  Annual
Report  to  Shareholders   for  the  year  ended  September  30,  1998  and  are
incorporated herein by this reference:

Consolidated Statements of Condition at September 30, 1997 and 1998

Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Equity for the years ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

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

(b) Reports on Form 8-K filed during the last quarter of fiscal 1997

None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

                                TABLE OF EXHIBITS

Exhibit
Number

3.1    Certificate of Incorporation of GSB Financial Corporation *

3.2    By laws of GSB Financial Corporation.*

4.1    Form of Stock Certificate of GSB Financial Corporation.*

10.1 Employee Retention Agreement between Goshen Savings Bank and Stephen W. Dederick.**

10.2   Schedule of Additional Employee Retention Agreements.***

10.3 Supplementary Retention Agreement between GSB Financial Corporation and Stephen W. Dederick.**

10.4   Schedule of Additional Supplementary Retention Agreements.***

10.5   Employment   Agreement   between  Goshen  Savings  Bank  and  Richard  C.
       Durland.**

10.6 Employment Agreement between GSB Financial Corporation and Richard C. Durland.**

10.7 Employment Agreement between Goshen Savings Bank and Clifford E. Kelsey, Jr. **

10.8 Employment Agreement between GSB Financial Corporation and Clifford E. Kelsey, Jr.**

10.9   Employment Agreement between Goshen Savings Bank and Diane D. King.**

10.10  Employment  Agreement  between  GSB  Financial  Corporation  and Diane D.
       King.**

10.11  Employment Agreement between Goshen Savings Bank and Jenny M. Ford.**

10.12  Employment  Agreement  between  GSB  Financial  Corporation  and Jenny M.
       Ford.**

10.13  GSB Financial Corporation Employee Stock Ownership Plan.**

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement.**

10.15  Supplementary Schedule of Additional Employee Retention Agreement.

13.1   1998 Annual Report to security holders

21.1   Subsidiaries of the Registrant

27     Financial Data Schedule

* Previously filed as an exhibit to the Registration Statement on Form S-1 No. 333-23573 of GSB Financial Corporation, filed with the Securities and Exchange Commission on March 19, 1997

** Previously filed as an exhibit to the Report on Form 10K for the year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 29, 1998.

*** Revised from exhibit as filed with 1997 Form 10K to reflect retirement of one of the named persons

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Goshen, New York on December 29, 1998.

                        GSB FINANCIAL CORPORATION

                        By: /s/ Clifford E. Kelsey, Jr.
                        --------------------------------------
                        Clifford E. Kelsey, Jr., President and
                        Chief Executive Officer
                        (duly authorized officer)

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name and Signature                            Title                                      Date
/s/ Clifford E. Kelsey, Jr.          President, Chief Executive Officer           December 29, 1998
-----------------------------        and Director (principal executive officer)
Clifford E. Kelsey, Jr.

/s/ Richard C. Durland               Executive Vice President,                    December 29, 1998
-----------------------------        Treasurer and Director
Richard C. Durland

/s/ Stephen W. Dederick              Principal Financial and                      December 29, 1998
-----------------------------        Accounting Officer
Stephen W. Dederick

/s/ Herbert C. Mueller               Director                                     December 29, 1998
-----------------------------
Herbert C. Mueller

/s/ Stephen O. Hopkins               Director                                     December 29, 1998
-----------------------------
Stephen O. Hopkins

/s/ Thomas V. Guarino                Chairman and Director                        December 29, 1998
-----------------------------
Thomas V. Guarino

/s/ Gene J. Gengel                   Director                                     December 29, 1998
-----------------------------
Gene J. Gengel

/s/ Roy L. Lippincott                Director                                     December 29, 1998
-----------------------------
Roy L. Lippincott

                                TABLE OF EXHIBITS

3.1    Certificate of Incorporation of GSB Financial Corporation *

3.2    By laws of GSB Financial Corporation.*

4.1    Form of Stock Certificate of GSB Financial Corporation.*

10.1 Employee Retention Agreement between Goshen Savings Bank and Stephen W. Dederick.**

10.2   Schedule of Additional Employee Retention Agreements.***

10.3 Supplementary Retention Agreement between GSB Financial Corporation and Stephen W. Dederick.**

10.4   Schedule of Additional Supplementary Retention Agreements.***

10.5   Employment   Agreement   between  Goshen  Savings  Bank  and  Richard  C.
       Durland.**

10.6 Employment Agreement between GSB Financial Corporation and Richard C. Durland.**

10.7 Employment Agreement between Goshen Savings Bank and Clifford E. Kelsey, Jr. **

10.8 Employment Agreement between GSB Financial Corporation and Clifford E. Kelsey, Jr.**

10.9   Employment Agreement between Goshen Savings Bank and Diane D. King.**

10.10  Employment  Agreement  between  GSB  Financial  Corporation  and Diane D.
       King.**

10.11  Employment Agreement between Goshen Savings Bank and Jenny M. Ford.**

10.12  Employment  Agreement  between  GSB  Financial  Corporation  and Jenny M.
       Ford.**

10.13  GSB Financial Corporation Employee Stock Ownership Plan.**

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement.**

10.15  Supplementary Schedule of Additional Employee Retention Agreement.

13.1   1998 Annual Report to security holders

21.1   Subsidiaries of the Registrant

27     Financial Data Schedule

* Previously filed as an exhibit to the Registration Statement on Form S-1 No. 333-23573 of GSB Financial Corporation, filed with the Securities and Exchange Commission on March 19, 1997

** Previously filed as an exhibit to the Report on Form 10K for the year ended September 30, 1997 as filed with the Securities and Exchange Commission on December 29, 1998.

*** Revised from exhibit as filed with 1997 Form 10K to reflect retirement of one of the named persons