Form 10-Q
period 1998-12-31
GSB FINANCIAL CORP
filed 1999-02-16
CIK 1035351

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended

                                       or

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from October 1, 1998 to December 31, 1998


                         Commission File Number 0-22559

                            GSB FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-1481061
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    ONE SOUTH CHURCH ST., GOSHEN, N.Y.    10924
               (Address of principal executive offices) (Zip Code)

                                  (914)294-6151
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Shares, $.01 par value                    2,163,450
           (Title of class)               (outstanding at January 31, 1999)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                     For the Quarter Ended December 31, 1998


INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         December 31, 1998 (Unaudited) and September 30, 1998................  2

         Consolidated Statements of Income for the three months ended
         December 31, 1998 and 1997 (Unaudited)..............................  3

         Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 (Unaudited)........................  4

         Notes to Unaudited Consolidated Interim Financial Statements........  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  6


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13


Item 6.  Exhibits and Reports on Form 8-K.................................... 13


         Signatures.......................................................... 15

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (unaudited)
(In thousands except shares and per share amounts)

                                                                   December 31,    September 30,
                                                                   -----------------------------
                                                                       1998            1998
                                                                    ---------       ---------
ASSETS
     Cash and due from banks .................................      $   1,679       $   2,818
     Federal funds sold ......................................          6,575           4,800
                                                                    ---------       ---------
     Cash and cash equivalents ...............................          8,254           7,618

     Investment securities available for sale ................         32,616          31,474
     Mortgage-backed securities:
       Held to maturity (estimated market values of $2,452 and
         $3,965 at December 31,1998 and September 30, 1998,
         respectively) .......................................          2,427           3,881
       Available for sale ....................................          4,397           5,804
     Loans receivable, net ...................................         84,752          78,713
     Banking house and equipment .............................          2,852           2,800
     Accrued interest receivable .............................            854             949
     Prepaid expenses and other assets .......................            802             696
                                                                    ---------       ---------
          Total assets .......................................      $ 136,954       $ 131,935
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits ................................................      $  93,833       $  88,310
     Mortgagors' escrow deposits .............................            299             126
     Borrowings ..............................................         10,000          10,000
     Accrued expenses and other liabilities ..................          1,455           2,004
                                                                    ---------       ---------
          Total liabilities ..................................      $ 105,587       $ 100,440

  Commitments and contingent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued) .............................             --              --
     Common stock ($0.01 par value; 4,500,000 shares
        authorized; 2,248,250 issued at December 31, 1998
        and September 30, 1998) ..............................             22              22
     Additional paid-in capital ..............................         21,524          21,510
     Retained earnings, substantially restricted .............         13,081          12,825
     Net unrealized gain on securities available
       for sale, net of taxes ................................            720             632
     Treasury stock, at cost .................................         (2,084)         (1,529)
     Unearned ISAP stock .....................................           (367)           (391)
     Unallocated ESOP stock ..................................         (1,529)         (1,574)
                                                                    ---------       ---------
          Total stockholders' equity .........................      $  31,367       $  31,495
                                                                    ---------       ---------
          Total liabilities and stockholders' equity .........      $ 136,954       $ 131,935
                                                                    =========       =========

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited)
(In thousands except shares and per share amounts)

                                                          For the Quarter Ended
                                                              December 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------

INTEREST INCOME
   Loans .............................................   $    1,538   $    1,302
   Federal funds sold ................................           88           57
   Investment securities .............................          485          438
   Mortgage-backed securities ........................          153          199
                                                         ----------   ----------
     Total interest income ...........................        2,264        1,996

INTEREST EXPENSE
   Deposit accounts ..................................          861          778
   Other borrowings ..................................          132           --
                                                         ----------   ----------
     Total interest expense ..........................          993          778
   Net interest income ...............................        1,271        1,218
   Provision for loan losses .........................           60           20
                                                         ----------   ----------
   Net interest income after provision for loan losses        1,211        1,198

NON-INTEREST INCOME
   Service charges on deposit accounts ...............           44           34
   Other income ......................................           25           30
   Net realized gains on securities ..................           27           --
   Capital gains distributions .......................          205           82
                                                         ----------   ----------
     Total non-interest income .......................          301          146

NON-INTEREST EXPENSE
   Salaries and employee benefits ....................          488          489
   Occupancy and equipment ...........................           79           86
   Data processing expenses ..........................           70           43
   Other non-interest expense ........................          341          234
                                                         ----------   ----------
     Total non-interest expense ......................          978          852
                                                         ----------   ----------

   Income before income taxes ........................          534          492
   Income tax expense ................................          214          197
                                                         ----------   ----------

   Net income ........................................   $      320   $      295
                                                         ==========   ==========

   Basic earnings per share ..........................   $     0.16   $     0.14
   Weighted average shares outstanding (basic) .......    1,944,564    2,072,984
   Diluted earnings per share ........................   $     0.16   $     0.14
   Weighted average shares outstanding (fully diluted)    1,964,330    2,072,984

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Three Months Ended December 31,
                                                                     1998       1997
                                                                    -------    -------
                                                                      (In Thousands)
Cash flows from operating activities:
Net income (loss) ...............................................   $   320    $   295
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation ....................................................        44         40
Provision for loan losses .......................................        60         20
ESOP compensation expense .......................................        84         73
Gain on sale of mortgage-backed securities-held to maturity .....       (27)        --
Increase (decrease) other assets ................................      (104)        (7)
Net amortization on investment securities -
  available for sale ............................................        15         20
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity .................................        (4)         1
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ...............................         6          4
Increase (decrease) in accrued expenses and other
  Liabilities ...................................................      (608)       (22)
                                                                    -------    -------

Net cash provided by operating activities .......................      (214)       424
                                                                    -------    -------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity ................................       880        492
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ...............................     1,390        154
Proceeds from maturity and redemption of investment
  Securities - available for sale ...............................     3,500        900
Purchase of investment securities - available for sale ..........    (4,500)        --
Proceeds from sale of mortgage-backed securities-held to maturity       605         --
Net (increase)  in loans ........................................    (6,099)    (2,751)
Capital expenditures ............................................       (96)        (6)
Proceeds from sale of other real estate owned ...................        94         --
                                                                    -------    -------
Net cash provided (used) by investing activities ................    (4,226)    (1,211)
                                                                    -------    -------

Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ...............................     5,523     (1,540)
Dividends paid ..................................................       (65)        --
Purchase of treasury stock ......................................      (555)        --
Increase in advances from borrowers for taxes
  And insurance .................................................       173        132
Net increase in other borrowings ................................        --         --
                                                                    -------    -------
Net cash provided by ( used in) financing activities ............     5,076     (1,408)
                                                                    -------    -------

Net increase (decrease) in cash and cash equivalents ............       636     (2,195)
Cash and cash equivalents at beginning of year ..................     7,618      8,318
                                                                    -------    -------
Cash and cash equivalents at end of year ........................   $ 8,254    $ 6,123
                                                                    =======    =======

Additional Disclosures:

Supplemental disclosures of cash flows
  information-cash paid during year for:
     Interest on other borrowings ...............................   $   132    $    --
     Income taxes ...............................................        --         47

Supplemental schedule of non-cash investing activities:

Change in unrealized gains in investment securities -
  available for sale ............................................        88        (48)

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

The consolidated financial statements included herein at or for periods ended December 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1998. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through December 31, 1998, 26,979 shares have been committed to be released and under AICPA Statement of Position 93-6, these shares will be considered outstanding for purposes of calculating per share amounts. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted earnings per share are identical.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:

                                               Three Months Ended December 31, 1998
                                               ------------------------------------

                                               Net           Weighted         Per-Share
                                               Income        Average Shares   Amount
                                              (In thousands, except share and earnings per share)

    Basic EPS                                  $     320     1,944,564        $0.16
    Dilutive effect of potential common
    Shares related to stock based
    Compensation plans                                --        19,766        --

    Diluted EPS                                $     320     1,964,330        $0.16


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

This report is a transition report for the three month period ending December 31, 1998. The Company's last fiscal year ended September 30, 1998. The Company has changed its fiscal year to a calendar year in order to improve efficiency and reduce duplication of effort. Therefore, the Company will file quarterly reports for the quarters ended March 31, June 30, and September 30, 1999 and will end its fiscal year on December 31, 1999.

The Company's strategy is to continue to be a community oriented financial institution offering core financial services to individuals and business in strategic locations within the Hudson Valley. The Company attracts deposits from its local communities and invests those deposits principally in one-to-four family residential mortgage loans and business loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans and business loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

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

Average Balances, Interest Rates and Yield

     The following table presents for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances for periods after December 31, 1997, are daily or weekly average balances and for earlier periods are monthly average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.

                                                                            For the Three Months Ended December 31,
                                                                          1998                                  1997
                                                             Average    Interest        Average    Average    Interest     Average
                                                             Balance    --------         Yield/    Balance    --------      Yield/
                                                             -------                   Cost(5)(6)  -------                Cost(5)(6)
                                                                                       ---------                          ----------
                                                                                                  (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ....................................    $ 80,837   $  1,538         7.61%    $ 67,000        1,302        7.77%
Mortgage-backed securities ..............................       8,526        153         7.18       12,360          199        6.44
Investment securities ...................................      29,434        457         6.31       25,106          438        6.44
Federal funds sold ......................................       7,934         88         4.44        5,201           57        4.38
                                                             --------   --------                  --------     --------
    Total interest-earning assets .......................     126,731      2,236         7.08      109,667        1,996        7.16
                                                                        --------                               --------
Non-interest-earning assets .............................       6,731                                5,502
                                                             --------                             --------
     Total assets .......................................    $133,462                             $115,169
                                                             ========                             ========
Interest-bearing
liabilities:
Savings accounts ........................................    $ 27,841        211         3.03     $ 26,358          198        3.00
Certificates of deposit .................................      40,670        512         5.04       37,672          487        5.17
Money market ............................................      11,682        109         3.73        8,781           66        3.01
NOW accounts ............................................       5,050         29         2.30        4,122           27        2.62
Other ...................................................      10,000        132         5.28            0            0        0.00
                                                             --------   --------                  --------     --------
    Total interest-bearing liabilities ..................      95,243        993         4.17       76,933          778        4.05
                                                                        --------                               --------
 Non-interest-bearing liabilities .......................       6,845                                5,561
                                                             --------                             --------
    Total liabilities ...................................     102,088                               82,494
Equity ..................................................      31,374                               32,675
                                                             --------                             --------
     Total liabilities and equity .......................    $133,462                             $115,169
                                                             ========                             ========
Net interest income/spread (2)(3) .......................               $  1,243        2.91%                  $  1,218        3.11%
                                                                        ========    ========                   ========     =======
Net earning assets/net interest margin (4) ..............    $ 31,488                   3.95%     $ 32,734                     4.32%
                                                             =========              ========      ========                  =======
Ratio of average interest-earning assets
    to average interest-bearing liabilities .............                   1.33x                                  1.43x
                                                                        ========                               ========

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

(6) During the three months ended December 31, 1998 and 1997, the Company received $28,000 and $45,000, respectively, in annual non-capital distributions on its mutual fund investment which was recorded as interest earned. For purpose of reporting the yields, spreads and net interest margin for such periods, only one-quarter of such amounts have been taken into account so that yields, spreads and margins are comparable to those shown in the Company's 1998 Annual Report. If such amounts had been included in full for the respective fiscal quarters, the interest rate spreads for the three months ended December 31, 1998 and 1997, would have been 2.98% and 3.23%, respectively, and the net interest margins would have been 4.01% and 4.44%, respectively, for such periods.

Comparison of Financial Condition at December 31, 1998 and September 30, 1998

The Company's total assets amounted to $137.0 million at December 31, 1998 as compared to $131.9 million at September 30, 1998. Loans, net increased $6.0 million, or 7.7%, from $78.7 million to $84.8 million due to steady residential mortgage loan demand along with new commercial mortgage and business loans of $2.4 million originated during the quarter as the Company sought to expand its portfolio of such loans. Federal funds and investment securities available for sale increased by $1.8 million and $1.1 million, respectively, while mortgage-backed securities decreased by $2.9 million, during the quarter ended December 31, 1998. The decrease in mortgage-backed securities was partially due to the sale of approximately $550,000 in small balance GNMA securities, and accelerated principal paid payments due to the low interest rate environment. Deposits increased by $5.5 million or 6.3% to $93.8 million at December 31, 1998 as compared to $88.3 million at September 30, 1998. Included in this gain are deposits of $1.5 million in the new branch opened in September 1998, in Harriman, New York. The growth in core deposits, representing deposits other than certificates of deposit, during the quarter of $3.2 million or 57.2% of the quarterly gain is attributed to the Company's emphasis in attracting core deposit relationships through its advertising.

Total equity decreased to $31.4 million at December 31, 1998, from $31.5 million at September 30, 1998. The $127,000 decrease in equity resulted principally from the repurchase of $555,000 of the Company's stock and the allocation of $65,000 for the Company's declared dividend payable, offset by net income of $320,000, $70,000 representing the balance sheet effect of ESOP stock allocations and ISAP stock vesting, and an increase of $88,000 in the net unrealized gain on securities available for sale. At December 31, 1998, the Company had the right to repurchase, based on a previously announced approval from the Office of Thrift Supervision, an additional 34,612 shares of its common stock.

Basic earnings per share for the quarters ended December 31, 1998, and 1997, were $0.16 and $0.14, while diluted earnings per share for the same periods were $0.16 and $0.14 respectively, calculated in each case by dividing reported net income by applicable weighted average shares for the respective periods, excluding unallocated ESOP stock.

Comparison of Operating Results for the Three Months Ended December 31, 1998 and 1997

Interest Income was $2.3 million for the quarter ended December 31, 1998, compared to $2.0 million for the same period in 1997, an increase of $268,000 or 13.4%. The increase in interest income was primarily volume related due to an increase in average earning assets by $17.1 million or 15.6%, offset by a decrease in the average yield on earning assets by 8 basis points.

The primary cause for the increase in average earning assets was a $13.8 million increase in the average balance of loans, which was partially offset by a 16 basis point decline in the average yield earned on loans. The two factors combined to produce an estimated $236,000 increase in interest earned on loans. Interest earned on mortgage-backed securities decreased by $46,000 due to a $3.8 million decrease in the average balance of mortgage-backed securities due to accelerated principal payments, and the sale of small balance mortgage-backed securities to improve efficiency. Interest earned on federal funds increased by $31,000 due to an increase in the average balance by $2.7 million and a 6 basis point increase in the average yield. Interest income on investment securities increased by $19,000 due to a net increase in the average balance of $4.3 million, as the Company invested excess funds in investment securities pending the availability of satisfactory loan opportunities. The increase was substantially offset by a 13 basis point decrease in the average yield, caused by the lower market interest rates in the comparable periods. The net increase was primarily funded by the Company's leverage program of $10.0 million, offset by the redeployment of maturities and calls of investments of $
5.7 million into the loan portfolio in the comparable periods.

Interest Expense was $993,000 for the quarter ended December 31, 1998 as compared to $778,000 for the same quarter in 1997. The increase in interest expense was primarily volume related due to the increase of $18.3 million or 23.8% of interest-bearing liabilities along with a 12 basis point increase in the average cost of funds between the comparable quarters. Interest on borrowings which were undertaken to improve leverage increased by $132,000 for the quarter ended December 31, 1997 to December 31,1998. Interest paid on deposits increased by $83,000 from the 1997 to the 1998 quarter, because average interest bearing deposits increased by $8.3 million, offset by a slight decrease in the in average rate paid on deposits. The average balance in money market accounts increased by $2.9 million or 33.0% for the comparable quarters combined with an increase in spread by 72 basis points due the restructuring of the account with tiered pricing and increased advertising along with other core deposits. The average balance of certificates of deposit increased by $3.0 million, offset by a 13 point decrease in the average rate paid for the comparable quarters due to the gradual turnover of certificates of deposits at lower rates due to low market interest rate conditions.

Provision for Loan Losses was $60,000 for the quarter of December 31, 1998 compared to $20,000 in the comparable quarter in 1997. The Company increased its provision for loan losses due to increases in the loan portfolio and efforts to develop a commercial lending portfolio. Non-performing loans at December 31, 1998, were $92,000, or 0.11% of total loans, and were represented by one residential mortgage.

Non-interest income was $301,000 for the quarter ended December 31, 1998 as compared to $146,000 for the same quarter in 1997. The increase of $155,000 is principally caused by an increase of $123,000 in capital gains distributions on the Company's mutual fund investment, which are distributed in December each year. The Company recognized a gain of $27,000 on the sale of mortgage-backed securities with small individual balances during the quarter ended December 31, 1998.

Non-interest expense was $978,000 for the quarter ended December 31, 1998, compared to $852,000 for the comparable quarter in 1997. The increase of $126,000 is mostly caused by $24,000 of compensation expense in connection with the Company's ISAP which was approved by the shareholders at the 1997 Annual meeting, $27,000 of computer expenses and $12,000 of marketing and promotion expense related to opening the new branch in late September 1998. Non-interest expenses during the December 31, 1998 quarter included $9,000 of other real estate expense on a foreclosed property that was sold during the quarter. The Company also incurred approximately $26,000 in compensation expense during the 1998 quarter due to temporary staff duplication resulting from the Company's voluntary early termination program. During the quarter ended December 31, 1998, the Company hired new employees to allow for a smooth transition while continuing to incur salary expense for employees who retired at the end of the quarter.

Income tax expense was $214,000 for the quarter ended December 31, 1998, compared to $197,000 for the comparable quarter in 1997. The increase of $17,000 was principally caused by the increase in the income before taxes of $42,000.

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

     The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of borrowings. At December 31, 1998, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $12.4 million. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds. The Bank had outstanding Federal Home Loan Bank borrowings of $10.0 million at the end of the quarter, which were not against the line of credit. The Bank undertook these borrowings to provide an appropriate method of leveraging the additional capital obtained in its conversion to stock form.

     Loan commitments totaled $9.8 million at December 31, 1998, and the Bank had $1.6 million of unused home equity lines of credit and $209,000 of unused consumer overdraft checking lines of credit. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 1998, totaled $35.6 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

     At December 31, 1998, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $22.5 million, or 17.2% of adjusted assets and total risk-based capital of $22.7 million, or 35.17% of risk-weighted assets. The Bank was classified as "well capitalized" at December 31, 1998 under OTS regulations.

     The Bank is subject to the minimum liquidity regulations of the OTS. At December 31, 1998, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at December 31, 1998 had liquid assets equal to 18.0% of net withdrawable accounts plus short term borrowings.

         The following table sets forth information regarding the regulatory capital ratios of the Bank at December 31, 1998.

                             Actual       Minimum Capital  For Classification as
                                                              Well Capitalized

Bank                    Amount    Ratio   Amount    Ratio      Amount    Ratio
                                         (Dollars in Thousands)
Tangible Capital        $22,518   17.19%   1,965    1.50%         --      --
Tier 1 (Core) Capital    22,518   17.19%   3,929    3.00%     $ 6,549     5.0%
Risk Based Capital:
Tier 1                   22,518   34.84%      --      --        3,878     6.0%
Total                    22,733   35.17%   5,170    8.00%       6,461    10.0%


Forward-Looking Statements

     When used in this report on form 10Q, in our future filings with the Securities and Exchange Commission, in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized officer, words and phrases such as " will likely result" "are expected to," "will continue," "are estimated," "are anticipated" and other similar expressions, are intended to identify "forward-looking statements" under the Private Securities Litigation Reform Act. In particular, certain information customarily disclosed by financial institutions, such as estimates of interest rate sensitivity and the adequacy of the loan loss allowance, are inherently forward-looking statements because, by their nature, they represent attempts to estimate what will occur in the future.

     A wide variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Some of the risks and uncertainties that may affect our financial condition or results of operations include but are not limited to: (i) deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate; (ii) changes in market interest rates or changes in the speed at which market interest rates change; (iii) changes in laws and regulations affecting the financial services industry; (iv) changes in competition; and (v) changes in consumer preferences. Year 2000 non-compliance by any business providing services to us could have a negative effect on our ability to operate profitably.

     Furthermore, changes in the economic circumstances of individual borrowers could have a material adverse effect on their ability to repay their loans regardless of general economic conditions. Likewise, financial adversity experienced by any one major business in our market area could have a significant adverse effect on those of our customers who are employees of that business or otherwise rely upon it for their economic well being. This could affect their ability to honor their loan obligations and their ability to maintain deposit balances.

     For these reasons, we caution readers not to place undue reliance upon any forward-looking statements. Forward-looking statements speak only as of the date made and we assume no obligation to update or revise any such statements upon any change in applicable circumstances.

Year 2000 Compliance

In the Company's annual report on Form 10-K, we provided information regarding our activities to protect against the adverse effects of the Year 2000 computer problem. Since those disclosures were prepared, we have continued to test our software and hardware systems to confirm that they will operate properly after December 31, 1999. Nothing new has come to the attention of the Company which would lead it to believe that it will have problems with internal systems or with any external computer data processing functions. However, the Company remains reliant upon the ability of major utilities, such as electric and telephone companies, to continue to provide service. Although plans have been made to continue to operate in the event of a failure of core utility service delivery systems, any such plans are necessarily temporary and if such services as telephone or electric service are not delivered for an extended period, operations would be adversely affected.

The Bank intends to take appropriate steps prior to the end of the calendar year to maintain sufficient liquidity so that additional customer demands for cash can be met. However, any substantial unusual withdrawal activity caused by customer panic could have a short term adverse income statement effect because the cost of alternative sources of funds, such as borrowings, is normally higher than the cost of deposits.


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

Item 2. Changes in Securities

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 11 - Computation of Earnings Per Share
               Exhibit 27 - Financial Data Schedule*

          (b)  Reports on Form 8-K

               None


--------------------------------------------------------------------------------
*    Submitted only with filing in electronic format.

                                   Exhibit 11

                       Computation of Net Income Per Share
               (In thousands, except share and earnings per share)


                                                       For the Quarter Ended
                                                       ---------------------
                                             December 31, 1998        December 31, 1997
                                             -----------------        -----------------
Net Income Per Share - Basic

Net income applicable to common stock           $  320,000               $  295,000

Weighted average common shares                   1,944,564                2,072,984

Earnings per common share                       $     0.16               $     0.14


Net Income Per Share - Diluted

Net income applicable to common stock           $  320,000               $  295,000

Weighted average common shares                   1,944,564                2,072,984

Dilutive common stock options (1)                   19,766                        0
                                                ----------               ----------

Weighted average common shares - diluted         1,964,330                2,072,984

Earnings per common share                       $     0.16               $     0.14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GSB Financial Corporation
                                      --------------------------

                                      Principal Executive Officers:


Date: February 16, 1999               /s/ Stephen W. Dederick
                                          Stephen W. Dederick
                                          Chief Financial Officer & Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                      /s/ Rolland B. Peacock III
                                          Rolland B. Peacock III
                                          Vice President

                                      /s/ Barbara A. Carr
                                          Barbara A. Carr
                                          Secretary