Form 10-Q
period 1999-03-31
GSB FINANCIAL CORP
filed 1999-05-17
CIK 1035351

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

                                 (914) 294-6151
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Shares, $.01 par value                        2,135,838
      -----------------------------                  ---------------------
            (Title of class)                    (outstanding at April 30, 1999)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                      For the Quarter Ended March 31, 1999


INDEX

PART I. FINANCIAL INFORMATION                                               Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 1999 (Unaudited) and September 30, 1998.................  2

          Consolidated Statements of Income for the three months ended
          March 31, 1999 and 1998 (Unaudited)...............................  3



          Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited).........................  4

          Notes to Unaudited Consolidated Interim Financial Statements......  5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......... 13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders............... 14

Item 6.   Exhibits and Reports on Form 8-K.................................. 14


          Signatures........................................................ 16

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (unaudited)
(In thousands except shares and per share amounts)


                                                                                   March 31,      September 30,
                                                                                   ---------      -------------
                                                                                      1999             1998
                                                                                   ---------        ---------
ASSETS
     Cash and due from banks .................................................     $   1,914        $   2,818
     Federal funds sold ......................................................         1,850            4,800
                                                                                   ---------        ---------
     Cash and cash equivalents ...............................................         3,764            7,618

     Investment securities available for sale ................................        43,057           31,474
     Mortgage-backed securities:
       Held to maturity (estimated market values of $2,158 and
         $ 3,965 at March 31,1999 and September 30, 1998,
         respectively) .......................................................         2,133            3,881
     Available for sale ......................................................         3,512            5,804
     Loans receivable, net ...................................................        93,885           78,713
     Banking house and equipment .............................................         2,847            2,800
     Accrued interest receivable .............................................         1,062              949
     Prepaid expenses and other assets .......................................           776              696
                                                                                   ---------        ---------
          Total assets .......................................................     $ 151,036        $ 131,935
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities

     Deposits ................................................................     $  97,941        $  88,310
     Mortgagors' escrow deposits .............................................           312              126
     Borrowings ..............................................................        20,000           10,000
     Accrued expenses and other liabilities ..................................         1,605            2,004
                                                                                   ---------        ---------
          Total liabilities ..................................................     $ 119,858        $ 100,440

  Commitments and contingent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued) .............................................            --               --
     Common stock ($0.01 par value; 4,500,000 shares
        authorized; 2,248,250 issued at March 31, 1999 and September 30, 1998)            22               22
     Additional paid-in capital ..............................................        21,570           21,510
     Retained earnings, substantially restricted .............................        13,309           12,825
     Accumulated other comprehensive income ..................................           424              632
     Treasury stock, at cost .................................................        (2,305)          (1,529)
     Unearned ISAP stock .....................................................          (358)            (391)
     Unallocated ESOP stock ..................................................        (1,484)          (1,574)
                                                                                   ---------        ---------
          Total stockholders' equity .........................................     $  31,178        $  31,495
                                                                                   ---------        ---------
          Total liabilities and stockholders' equity .........................     $ 151,036        $ 131,935
                                                                                   =========        =========

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited)
(In thousands except shares and per share amounts)

                                                          For the Quarter Ended
                                                                 March 31,
                                                         ----------------------
                                                            1999         1998
                                                         ----------   ----------

INTEREST INCOME
   Loans .............................................   $    1,613   $    1,358
   Federal funds sold ................................           54           63
   Investment securities .............................          537          332
   Mortgage-backed securities ........................          107          192
                                                         ----------   ----------
     Total interest income
                                                              2,311        1,945

INTEREST EXPENSE
   Deposit accounts ..................................          864          765
   Other borrowings ..................................          166            6
                                                         ----------   ----------
     Total interest expense ..........................        1,030          771
   Net interest income ...............................        1,281        1,174
   Provision for loan losses .........................           15           10
                                                         ----------   ----------
   Net interest income after provision for loan losses        1,266        1,164

NON-INTEREST INCOME
   Service charges on deposit accounts ...............           44           31
   Other income ......................................           28           26
   Net realized gains on securities ..................           --           --
   Capital gains distributions .......................           --           --
                                                         ----------   ----------
     Total non-interest income .......................           72           57

NON-INTEREST EXPENSE
   Salaries and employee benefits ....................          380          470
   Occupancy and equipment ...........................           94           81
   Data processing expenses ..........................           76           45
   Other non-interest expense ........................          311          260
                                                         ----------   ----------
     Total non-interest expense ......................          861          856
                                                         ----------   ----------

   Income before income taxes ........................          477          365
   Income tax expense ................................          184          144
                                                         ----------   ----------

   Net income ........................................   $      293   $      221
                                                         ==========   ==========

   Basic earnings per share ..........................   $     0.15   $     0.11
   Weighted average shares outstanding (basic) .......    1,926,463    2,077,433
   Diluted earnings per share ........................   $     0.15   $     0.11
   Weighted average shares outstanding (fully diluted)    1,944,691    2,078,264

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Three Months Ended
                                                                 March 31,

                                                             1999        1998
                                                           --------    --------
                                                              (In Thousands)
Cash flows from operating activities:
Net income (loss) ......................................   $    293    $    221
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation ...........................................         43          33
Provision for loan losses ..............................         15          10
Fair value provision of ESOP shares committed to be
released ...............................................         72          74
Increase (decrease) other assets .......................       (182)        (89)
Net amortization on investment securities -
available for sale .....................................         16          14
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity ........................         (3)          1
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ......................          6           4
Increase (decrease) in accrued expenses and other
  Liabilities ..........................................        347        (178)
                                                           --------    --------

Net cash provided by operating activities ..............        607          90
                                                           --------    --------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity .......................        298         445
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ......................        745         518
Proceeds from maturity and redemption of investment
  Securities - available for sale ......................        500       5,000
Purchase of investment securities - available for sale .    (11,315)     (2,066)
Net (increase)  in loans ...............................     (9,148)     (3,180)
Capital expenditures ...................................        (39)        (59)
Proceeds from sale of other real estate owned ..........         --          --
                                                           --------    --------
Net cash provided (used) by investing activities .......    (18,959)        658
                                                           --------    --------
Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ......................      4,108         517
Dividends paid .........................................        (65)         --
Purchase of treasury stock .............................       (195)         --
Increase in advances from borrowers for taxes
  And insurance ........................................         14          (7)
Net increase in other borrowings .......................     10,000       2,000
                                                           --------    --------
Net cash provided by ( used in) financing activities ...     13,862       2,510
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...     (4,490)      3,258
Cash and cash equivalents at beginning of year .........      8,254       6,122
                                                           --------    --------
Cash and cash equivalents at end of year ...............   $  3,764    $  9,380
                                                           ========    ========

Additional Disclosures:

Supplemental disclosures of cash flows
information-cash paid during year for:
     Interest on other borrowings ......................   $    131    $     16
     Income taxes ......................................        494          39

Supplemental schedule of non-cash investing activities:

Change in unrealized gains in investment securities -
  available for sale ...................................       (296)         64

GSB Financial Corporation

Notes to Unaudited Consolidated Interim Financial Statements

1.   Basis of Presentation

GSB Financial Corporation ("GSB Financial" or the "Company") was incorporated under Delaware law in March 1997 as a holding company to purchase 100% of the common stock of Goshen Savings Bank (the "Bank"). On July 9, 1997, GSB Financial completed its initial public offering of 2,248,250 shares of common stock in connection with the conversion of the Bank from a mutual form institution to a stock savings bank (the "Conversion"). Concurrently with the Conversion, GSB Financial acquired all of the Bank's common stock.

The consolidated financial statements included herein at or for periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1998. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through March 31, 1999, 31,475 shares have been committed to be released and under AICPA Statement of Position 93-6, these shares will be considered outstanding for purposes of calculating per share amounts. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented.

The calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated, are included in exhibit 11 of this report.


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

The Company's last fiscal year ended September 30, 1998. The Company has changed its fiscal year to a calendar year in order to improve efficiency and reduce duplication of effort. Therefore, the Company will file quarterly reports for the quarters ended March 31, June 30, and September 30, 1999 and will end its current fiscal year on December 31, 1999.

The Company's strategy is to continue to be a community oriented financial institution offering core financial services to individuals and businesses in strategic locations within the Hudson Valley. The Company attracts deposits from its local communities and invests those deposits principally in one-to-four family residential mortgage loans and business loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans and business loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

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

Average Balances, Interest Rates and Yield

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Average balances are daily average balances. Non-interest-bearing checking accounts are included in the tables as a component of non-interest-bearing liabilities.


                                                                        For the Three Months Ended March 31,
                                                                        ------------------------------------
                                                                    1999                                     1998
                                                                    ----                                     ----
                                                        Average     Interest         Average    Average      Interest       Average
                                                        Balance     --------          Yield/    Balance      --------        Yield/
                                                        -------                      Cost (5)   -------                     Cost (5)
                                                                                     --------                               --------
                                                                                   (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ...............................    $ 89,168    $  1,613           7.24%    $ 69,963     $  1,358         7.76%

Mortgage-backed securities .........................       6,428         107           6.66       11,698          192         6.57

Investment securities ..............................      34,418         537           6.24       23,173          332         5.73

Federal funds sold .................................       4,943          54           4.37        5,221           63         4.83
                                                        --------    --------                    --------     --------

    Total interest-earning assets ..................     134,957       2,311           6.85      110,055        1,945         7.07
                                                                    --------                                 --------
Non-interest-earning assets ........................       6,643                                   5,564
                                                        --------                                --------
    Total assets ...................................    $141,600                                $115,619
                                                        ========                                ========
Interest-bearing liabilities:

Savings accounts ...................................    $ 29,168         216           2.96     $ 25,974          191         2.94
Certificates of deposit ............................      41,675         493           4.73       37,804          479         5.07
Money market .......................................      13,412         123           3.67        8,580           69         3.22
NOW accounts .......................................       5,731          32           2.23        4,063           26         2.56
Other ..............................................      12,911         166           5.14          445            6         5.39
                                                        --------    --------                    --------     --------
    Total interest-bearing liabilities .............     102,897       1,030           4.00       76,866          771         4.01
                                                                    --------                                 --------
Non-interest-bearing liabilities ...................       7,228                                   5,734
                                                        --------                                --------
    Total liabilities ..............................     110,125                                  82,600
Equity .............................................      31,475                                  33,019
                                                        --------                                --------
    Total liabilities and equity ...................    $141,600                                $115,619
                                                        ========                                ========
Net interest income/spread (2) (3) .................                $  1,281           2.85%                 $  1,174         3.06%
                                                                    ========          =====                  ========        ======
Net earning assets/net interest margin (4) .........    $ 32,060                       3.80%    $ 33,189                      4.27%
                                                        ========                      =====     ========                     ======
Ratio of average interest-earning assets
    to average interest-bearing liabilities ........                    1.31x                                    1.43x
                                                                    ========                                 ========



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

Comparison of Financial Condition at March 31, 1999 and September 30, 1998

The Company's total assets were $151.0 million at March 31, 1999 as compared to $131.9 million at September 30, 1998, representing 14.5% growth in assets. Loans, net increased $15.2 million, or 19.3%, from $78.7 million to $93.9 million as residential loans increased by $10.5 due to aggressive loan origination efforts at a time of steady residential mortgage loan demand, coupled with net commercial mortgage and business loans increases of $4.7 million, as the Company sought to expand its portfolio of such loans. Investment securities available for sale increased by $11.6 million, while mortgage-backed securities decreased by $4.0 million, since September 30, 1998. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to the acceleration of principal payments due to the low interest rate environment. Deposits increased by $9.6 million or 10.9% to $97.9 million at March 31, 1999 as compared to $88.3 million at September 30, 1998. The deposit increase for the quarter ended March 31, 1999, was $4.1 million. Included in the gain since September 30, 1998, are deposits of $2.0 million in the new branch opened in September 1998, in Harriman, New York. The growth in core deposits (representing deposits other than certificates of deposit) during the period was $7.2 million or 75.0% of the period gain, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity decreased to $31.2 million at March 31, 1999, from $31.5 million at September 30, 1998. The $317,000 decrease in equity resulted principally from the repurchase of $776,000 of the Company's stock. The Company repurchased 91,793 shares of its stock from October 1, 1998 through March 31, 1999 and completed its program to repurchase 5% of its outstanding stock with the repurchase of an additional 20,619 shares through April 19, 1999.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

Interest Income was $2.3 million for the quarter ended March 31, 1999, compared to $1.9 million for the same period in 1998, an increase of $366,000 or 15.8%. The increase in interest income was primarily volume related due to an increase in average earning assets by $24.9 million or 22.6%, offset by a decrease in the average yield on earning assets by 22 basis points.

The primary cause for the increase in average earning assets was a $19.2 million increase in the average balance of loans, as a result of efforts by the Company to leverage its capital through increased loan originations. The volume increase was partially offset by a 52 basis point decline in the average yield earned on loans. The decline in the average yield earned on loans was due to the declining interest rate environment in late 1998 and early 1999. The two factors combined to produce an estimated $255,000 increase in interest earned on loans. Interest earned on mortgage-backed securities decreased by $85,000 due to a $5.3 million decrease in the average balance of mortgage-backed securities due to accelerated principal payments, and the sale of small balance mortgage-backed securities in the latter part of 1998 to improve efficiency. Interest earned on federal funds decreased by $9,000 due to a decrease in the average balance by $278,000. Interest income on investment securities increased by $205,000 due to an increase in the average balance of $11.2 million, as the Company invested in investment securities to leverage the balance sheet with borrowings. The average yield earned on investment securities increased by 51 basis points, caused by the purchase of callable government agency bonds which tend to have a higher market interest rate.

Interest Expense was $1.0 million for the quarter ended March 31, 1999 as compared to $771,000 for the same quarter in 1998. The increase in interest expense was primarily volume related due to an increase of $18.3 million, or 23.8%, in interest-bearing liabilities offset by a slight decrease in the average cost of funds between the comparable quarters. The increase in the volume of interest bearing liabilities, as with the increase in loan volume, was part of the Company's program to leverage its capital through growth. Interest on borrowings which were undertaken to improve leverage increased by $160,000 from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. Interest paid on deposits increased by $99,000 from the 1998 to the 1999 quarter, because average interest bearing deposits increased by $13.6 million, offset by a decrease of 16 basis points in the average rate paid on deposits. The average balance in money market accounts increased by $4.8 million or 56.3% for the comparable quarters and the average cost of those accounts increased by 45 basis points as the Company offered higher rates for large balance account to attract additional deposits. The average balance of certificates of deposit increased by $3.9 million, offset by a 34 point decrease in the average rate paid due to the gradual turnover of certificates of deposits at lower rates during periods of low market interest rate conditions.

Provision for Loan Losses was $15,000 for the quarter of March 31, 1999 compared to $10,000 in the comparable quarter in 1998. The Company increased its provision for loan losses due to increases in the loan portfolio and efforts to develop a commercial lending portfolio. Non-performing loans at March 31, 1999, were $92,000, or 0.10% of total loans, and were represented by one residential mortgage. At March 31, 1999, the allowance for loan losses was $230, representing 0.25% of period end loans. Net charge-offs during the quarter were zero.

Non-interest income was $72,000 for the quarter ended March 31, 1999 as compared to $58,000 for the same quarter in 1998. The increase of $14,000 is principally caused by an increase of $12,000 in service charges on deposits due to the increasing of account fees and an increase in new transaction accounts opened during the last year.

Non-interest expense was $861,000 for the quarter ended March 31, 1999, compared to $856,000 for the comparable quarter in 1998. The Company worked to control costs without sacrificing growth and diversification, thus improving its efficiency ratio. The primary cost reduction was a $90,000 reduction in salary and benefits expense due to the Voluntary Early Employment Termination Program, in which 11 employees participated at December 31, 1998. The program allowed the Company to reduce full time equivalent employees by one person to 36 full time equivalent employees for the quarter ended March 31, 1999. This occurred even though the Company opened a new branch in September 1998 and began to offer commercial loans. The Company also incurred expenses of $7,500 to upgrade its ATM network, which should increase the services available to customers, decrease future monthly charges and increase fee income from ATM usage by non-customers. Despite these expense increases and other increased costs necessarily flowing from growth, the Company improved its efficiency ratio from 70.1% for the quarter ended March 31, 1998 to 64.3% for the quarter ended March 31, 1999.

Income tax expense was $184,000 for the quarter ended March 31, 1999, compared to $144,000 for the comparable quarter in 1998. The increase of $40,000 was principally caused by the increase in the income before taxes of $112,000.

Basic earnings per share for the quarters ended March 31, 1999, and 1998, were $0.15 and $0.11, while diluted earnings per share for the same periods were $0.15 and $0.11 respectively, calculated in each case by dividing reported net income by weighted average shares for the respective periods, excluding unallocated ESOP stock.

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

     The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of borrowings. At March 31, 1999, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $12.4 million. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds. The Bank had outstanding Federal Home Loan Bank borrowings of $20.0 million at the end of the quarter, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form.

     Residential mortgage loan commitments and commercial loan commitments totaled $7.0 million, and $1.3 million at March 31, 1999, respectively, and the Bank had $1.7 million of unused home equity lines of credit and $712,000 and $268,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1999, totaled $36.9 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

     At March 31, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $22.9 million, or 15.8% of adjusted assets and total risk-based capital of $23.1 million, or 32.45% of risk-weighted assets. The Bank was classified as "well capitalized" at March 31, 1999 under OTS regulations.

     The Bank is subject to the minimum liquidity regulations of the OTS. At March 31, 1999, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at March 31, 1999 had liquid assets equal to 11.8% of net withdrawable accounts plus short term borrowings.

     The following table sets forth information regarding the regulatory capital ratios of the Bank at March 31, 1999.

                              Actual        Minimum Capital  For Classification
                                                             as Well Capitalized
Bank                     Amount   Ratio     Amount    Ratio    Amount    Ratio
                                       (Dollars in Thousands)
Tangible Capital        $22,858   15.83%     2,166    1.50%        --      --
Tier 1 (Core) Capital    22,858   15.83%     4,332    3.00%   $ 7,220     5.0%
Risk Based Capital:
Tier 1                   22,858   32.13%        --      --      4,269     6.0%
Total                    23,088   32.45%     5,692    8.00%     7,115    10.0%


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

Year 2000 Compliance

In the Company's annual report on Form 10-K, we provided information regarding our activities to protect against the adverse effects of the Year 2000 computer problem. Since our last 10-Q filing, we have continued the process of reviewing, testing and upgrading our systems to make them Year 2000 compliant. We have completed the upgrading of all internal software that required upgrades so that the software is now functioning properly. Our Primary data processing provider, NCR Corporation, reports that it is qualified and has satisfactorily completed its own internal software and hardware testing and upgrading and is in the process of verifying that all of its vendors are likewise compliant, which verification is expected by June 30. We also changed our ATM provider in March 1999 to increase customer service and provide additional income opportunities, with the additional positive effect of improved Y2K compliance through the new system. However, the Company remains reliant upon the ability of major utilities, such as electric and telephone companies, to continue to provide service. Although plans have been made to continue to operate in the event of a failure of core utility service delivery systems, any such plans are necessarily temporary and if such services as telephone or electric service are not delivered for an extended period, operations would be adversely affected.

The Bank intends to take appropriate steps prior to the end of the calendar year to maintain sufficient liquidity so that additional customer demands for cash can be met. However, any substantial unusual withdrawal activity caused by customer panic could have a short term adverse income statement effect because the cost of alternative sources of funds, such as borrowings, is normally higher than the cost of deposits. This is a Year 2000 Readiness Disclosure under the Year 2000 Information and Readiness Disclosure Act.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For information concerning GSB Financial Corporation's quantitative and qualitative disclosures about market risk, refer to Item 7A of the GSB Financial Corporation Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on December 29, 1998, and the sections of the Annual Report to Stockholders referenced therein and included in such report on Form 10-K, particularly the discussion at pages 8 through 10 of the Annual Report to Stockholders under the Captions "Gap Analysis" and "Analysis of Market Risk".


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

Item 2. Changes in Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") on January 27, 1999. The purpose of the Meeting was to vote on the following proposals:

          1. The election of one director for term of three years;

          2. The ratification of the appointment of Nugent & Hauessler, P.C. as independent auditors of the Company for the year ending December 31, 1999.

The results of the vote on the Proposals were as follows:

         Proposal 1:       Stephen O. Hopkins        For               1,667,182
                                                     Withheld            133,262

         Proposal 2:                                 For               1,783,428
                                                     Against              13,392
                                                     Abstain               3,624

In addition to Mr. Hopkins, directors, Gene J. Gengel, Thomas V. Guarino, Clifford E. Kelsey, Roy L. Lippincott and Herbert C. Mueller will continue to serve after the meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit 11 - Computation of Earnings Per Share

          Exhibit 27 - Financial Data Schedule*

     (b)  Reports on Form 8-K

          None

----------
*    Submitted only with filing in electronic format.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GSB Financial Corporation
                                        --------------------------

                                        Principal Executive Officers:


Date: May 17, 1999                      /s/ Stephen W. Dederick
                                            Stephen W. Dederick
                                            Chief Financial Officer & Treasurer
                                            (Principal Financial and
                                             Accounting Officer)

                                        /s/ Rolland B. Peacock III
                                            Rolland B. Peacock III
                                            Vice President

                                        /s/ Barbara A. Carr
                                            Barbara A. Carr
                                            Secretary