Form 10-Q
period 1999-06-30
GSB FINANCIAL CORP
filed 1999-08-13
CIK 1035351

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

                  For the quarterly period ended June 30, 1999

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value                              2,079,838
-----------------------------                        ---------------------
     (Title of class)                            (outstanding at July 31, 1999)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


INDEX

PART I.   FINANCIAL INFORMATION                                                                 Page
-------   ---------------------                                                                 ----
Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          June 30, 1999 (Unaudited) and September 30, 1998..............................         2

          Consolidated Statements of Income for the three and six months ended
          June 30, 1999 and 1998 (Unaudited)............................................         3

          Consolidated Statements of Cash Flows for the six months ended June 30, 1999
          and 1998 (Unaudited)..........................................................         4

          Notes to Unaudited Consolidated Interim Financial Statements..................         5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................         6

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.....................        13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................        14

Item 6.   Exhibits and Reports on Form 8-K..............................................        14

          Signatures....................................................................        17

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (unaudited)
(In thousands except shares and per share amounts)


                                                                                June 30,   September 30,
                                                                              -------------------------
                                                                                  1999          1998
                                                                                ---------    ---------
ASSETS
     Cash and due from banks ................................................   $   1,966    $   2,818
     Federal funds sold .....................................................         100        4,800
                                                                                ---------    ---------
     Cash and cash equivalents ..............................................       2,066        7,618

     Investment securities available for
sale ........................................................................      44,825       31,474
     Mortgage-backed securities:
       Held to maturity (estimated market values of $1,969 and
         $ 3,965 at June 30,1999 and September 30, 1998, respectively) ......       1,967        3,881
       Available for sale ...................................................       2,979        5,804
     Loans receivable, net ..................................................     106,153       78,713
     Banking house and  equipment ...........................................       2,840        2,800
     Accrued interest receivable ............................................       1,122          949
     Prepaid expenses and other assets ......................................       1,234          696
                                                                                ---------    ---------
          Total assets ......................................................   $ 163,186    $ 131,935
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities

Deposits ....................................................................   $ 100,715    $  88,310
     Mortgagors' escrow deposits ............................................         599          126
     Federal funds purchased ................................................       3,000         --
     Borrowings .............................................................      27,000       10,000
     Accrued expenses and other liabilities .................................       1,962        2,004
                                                                                ---------    ---------
          Total liabilities .................................................   $ 133,276    $ 100,440

  Commitments and contingent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued) ............................................        --           --
     Common stock ($0.01 par value; 4,500,000 shares
        authorized; 2,248,250 issued at June 30, 1999 and September 30, 1998)          22           22
     Additional paid-in capital .............................................      21,580       21,510
     Retained earnings, substantially restricted ............................      13,568       12,825
     Accumulated other comprehensive income .................................        (111)         632
     Treasury stock, at cost ................................................      (3,308)      (1,529)
     Unearned ISAP stock ....................................................        (402)        (391)
     Unallocated ESOP stock .................................................      (1,439)      (1,574)
                                                                                ---------    ---------
          Total stockholders' equity ........................................   $  29,910    $  31,495
                                                                                ---------    ---------
          Total liabilities and stockholders' equity ........................   $ 163,186    $ 131,935
                                                                                =========    =========


           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)
(In thousands except shares and per share amounts)

                                                                           For the Quarter Ended          For the Six Months Ended
                                                                                  June 30,                          June 30,
                                                                          --------------------------------- ------------------------
                                                                            1999             1998            1999            1998
                                                                          ----------      ----------      ----------      ----------
INTEREST INCOME
   Loans ...........................................................      $    1,791      $    1,406      $    3,404      $    2,764
   Federal funds sold ..............................................              10             145              64             208
   Investment securities ...........................................             678             371           1,215             704
   Mortgage-backed securities ......................................              88             165             195             356
                                                                          ----------      ----------      ----------      ----------
     Total interest income .........................................           2,567           2,087           4,878           4,032

INTEREST EXPENSE
   Deposit accounts ................................................             886             806           1,750           1,571
   Other borrowings ................................................             292              87             458              93
                                                                          ----------      ----------      ----------      ----------
     Total interest expense ........................................           1,178             893           2,208           1,664
   Net interest income .............................................           1,389           1,194           2,670           2,368
   Provision for loan losses .......................................              20              10              35              20
                                                                          ----------      ----------      ----------      ----------
   Net interest income after provision for loan losses .............           1,369           1,184           2,635           2,348

NON-INTEREST INCOME
   Service charges on deposit accounts .............................              44              35              88              67
   Other income ....................................................              33              22              61              48
   Net realized gains on securities ................................            --              --              --              --
   Capital gains distributions .....................................            --              --              --              --
                                                                          ----------      ----------      ----------      ----------
     Total non-interest income .....................................              77              57             149             115

NON-INTEREST EXPENSE
   Salaries and employee benefits ..................................             401             512             781             982
   Occupancy and equipment .........................................              79              75             173             156
   Data processing expenses ........................................              67              44             143              89
   Other non-interest expense ......................................             328             314             639             574
                                                                          ----------      ----------      ----------      ----------
     Total non-interest expense ....................................             875             945           1,736           1,801
                                                                          ----------      ----------      ----------      ----------

   Income before income taxes ......................................             571             296           1,048             662
   Income tax expense ..............................................             228             121             412             265
                                                                          ----------      ----------      ----------      ----------

   Net income ......................................................      $      343      $      175      $      636      $      397
                                                                          ==========      ==========      ==========      ==========

   Basic earnings per share ........................................      $     0.18      $     0.09      $     0.33      $     0.20
   Weighted average shares outstanding - basic .....................       1,895,619       2,026,670       1,910,956       2,051,911
   Diluted earnings per share ......................................      $     0.18      $     0.08      $     0.33      $     0.19
   Weighted average shares outstanding - diluted ...................       1,911,892       2,063,759       1,925,397       2,070,971


          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Six Months Ended June 30,
                                                                   1999        1998
                                                                 --------    --------
                                                                     (In Thousands)
Cash flows from operating activities:
Net income (loss) ............................................   $    636    $    397
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation .................................................         86          64
Provision for loan losses ....................................         35          20
Fair value provision of ESOP shares committed to be released .        161         182
Increase (decrease) other assets .............................       (700)         32
Net amortization on investment securities - available for sale         25          19
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity ..............................         (7)          3
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ............................         10          14
Increase (decrease) in accrued expenses and other
  Liabilities ................................................      1,060        (204)
                                                                 --------    --------

Net cash provided by operating activities ....................      1,306         527
                                                                 --------    --------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage -
  backed Securities -  held to maturity ......................        467         794
Purchase of mortgage-backed securities - held to maturity ....       --        (1,000)
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ............................      1,376       1,791

Proceeds from maturity and redemption of investment
  Securities - available for sale ............................      4,200       7,511
Purchase of investment securities - available for sale .......    (17,785)    (10,311)
Net (increase)  in loans .....................................    (21,436)     (6,990)
Capital expenditures .........................................        (74)       (175)
Proceeds from sale of other real estate owned ................       --          --
                                                                 --------    --------
Net cash provided (used) by investing activities .............    (33,252)     (8,380)

Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ............................      6,882       3,858
Proceeds from borrowings .....................................     20,000      10,000
Dividends paid ...............................................       (148)        (68)
Purchase of treasury stock ...................................     (1,276)     (1,567)
Increase (decrease) in advances from borrowers for taxes
  And insurance ..............................................        300         172
                                                                 --------    --------
Net cash provided by ( used in) financing activities               25,758      12,395
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents .........     (6,188)      4,542
Cash and cash equivalents at beginning of year ...............      8,254       6,122
                                                                 --------    --------
Cash and cash equivalents at end of year .....................   $  2,066    $ 10,664
                                                                 ========    ========

Additional Disclosures:

Supplemental disclosures of cash flows
information-cash paid during year for:
     Interest on other borrowings ............................   $    334    $     93
     Income taxes ............................................        708         294

Supplemental schedule of non-cash investing activities:

Change in unrealized gains & losses in investment
securities -
  Available for sale .........................................       (832)        259


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

The consolidated financial statements included herein at or for periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1998. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through June 30, 1999, 31,475 shares have been committed to be released from the lien of the ESOP loan and under AICPA Statement of Position 93-6; these shares are considered outstanding for purposes of calculating per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options.

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


                                                                              For the Three Months Ended June 30,
                                                                              -----------------------------------
                                                                         1999                                    1998
                                                                         ----                                    ----
                                                              Average      Interest    Average     Average      Interest    Average
                                                              Balance      --------     Yield/     Balance      --------    Yield/
                                                              -------                   Cost (5)   -------                  Cost (5)
                                                                                        --------                            --------
                                                                              (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ....................................     $ 98,888     $  1,791       7.24%    $ 73,000         1,406     $7.70%
Mortgage-backed securities ..............................        5,330           88       6.60       10,209           165      6.46
Investment securities ...................................       42,103          678       6.44       24,268           371      6.12
Federal funds sold ......................................        1,186           10       3.37       11,125           145      5.21
                                                               -------      -------                --------
    Total interest-earning assets .......................      147,507        2,567       6.96      118,602         2,087      7.04
                                                                            -------                                 -----
Non-interest-earning assets .............................        6,450                                5,662
                                                              --------                             --------
     Total assets .......................................     $153,957                             $124,264
                                                              ========                             ========
Interest-bearing
liabilities:
Savings accounts ........................................     $ 30,625          235       3.07     $ 26,954           203      3.01
Certificates of deposit .................................       41,746          489       4.69       38,243           480      5.02
Money market ............................................       13,572          125       3.68        9,402            93      3.96
NOW accounts ............................................        6,156           36       2.34        4,510            29      2.57
Other ...................................................       22,812          293       5.14        6,725            88      5.23
                                                               -------      -------       ----       ------           ---      ----
    Total interest-bearing liabilities ..................      114,911        1,178       4.10       85,834           893      4.16
                                                                            -------                                 -----
Non-interest-bearing liabilities ........................        8,119                                5,974
                                                              --------                             --------
    Total liabilities ...................................      123,030                               91,808
Equity ..................................................       30,927                               32,456
                                                              --------                             --------
     Total liabilities and equity .......................     $153,957                             $124,264
                                                              ========                             ========
Net interest income/spread (2)(3) .......................                  $  1,389       2.86%                  $  1,194      2.88%
                                                                           ========       ====                   ========      ====

Net earning assets/net interest margin (4) ..............     $ 32,596                    3.77%    $ 32,768                    4.03%
                                                              ========                    ====     ========                    ====

Ratio of average interest-earning assets
    to average interest-bearing liabilities .............                     1.28x                                 1.38x
                                                                              ====                                  ====


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

(5)  Yields for the three month periods have been annualized when appropriate.

                                                                           For the Six Months Ended June 30,
                                                                           ---------------------------------
                                                                           1999                              1998
                                                                           ----                              ----
                                                        Average    Interest        Average      Average    Interest        Average
                                                        Balance    --------         Yield/      Balance    --------         Yield/
                                                        -------                   Cost (5)(6)   --------                 Cost (5)(6)
                                                                                  -----------                            -----------
                                                                            (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ..............................    $ 94,055    $ 3,404            7.24%    $ 71,490      $ 2,764           7.73%
Mortgage-backed securities ........................       5,876        195            6.65       10,949          356           6.50
Investment securities .............................      38,282      1,215            6.35       23,724          704           5.93
Federal funds sold ................................       3,054         64            4.19        8,189          208           5.08
                                                       --------    -------                     --------      -------
     Total interest-earning assets ................     141,267      4,878            6.91      114,352        4,032           7.05
                                                                   -------                                   -------
Non-interest-earning assets .......................       6,509                                   5,613
                                                       --------                                --------
     Total assets .................................    $147,776                                $119,965
                                                       ========                                ========
Interest-bearing
liabilities:
Savings accounts ..................................    $ 29,900        451            3.02     $ 26,467          394           2.98
Certificates of deposit ...........................      41,711        983            4.71       38,025          959           5.04
Money market ......................................      13,493        248            3.67        8,993          162           3.60
NOW accounts ......................................       5,945         68            2.28        4,288           55           2.57
Other .............................................      17,889        458            5.12        3,602           94           5.22
                                                        -------    -------                     --------      -------
    Total interest-bearing liabilities ............     108,937      2,208            4.05       81,375        1,664           4.09
                                                                   -------                                   -------
Non-interest-bearing liabilities ..................       7,664                                   5,854
                                                       --------                                --------
    Total liabilities
                                                        116,601                                  87,229
Equity ............................................      31,175                                  32,736
                                                       --------                                --------
     Total liabilities and equity .................    $147,776                                $119,965
                                                       ========                                ========
 Net interest income/spread  (2)(3) ...............                $ 2,670            2.86%                  $ 2,368           2.96%
                             == ==                                 =======            ====                   =======           ====
Net earning assets/net interest margin (4) ........    $ 32,330                       3.78%    $ 32,977                        4.14%
                                       ==              ========                       ====     ========                        ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities .......                  1.30x                                     1.41x
                                                                   =======                                   =======


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

Comparison of Financial Condition at June 30, 1999 and September 30, 1998

The Company's total assets were $163.2 million at June 30, 1999 as compared to $131.9 million at September 30, 1998, representing 23.7% growth in assets. Loans, net increased $27.4 million, or 34.9%, from $78.7 million to $106.2 million. Residential loans increased by $19.5 due to aggressive loan origination efforts at a time of steady residential mortgage loan demand. The Company also increased its commercial mortgage and business loans by $7.9 million. Investment securities available for sale increased by $13.4 million, while mortgage-backed securities and federal funds decreased by $4.7 million each, since September 30, 1998. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to the acceleration of principal payments due to the low interest rate environment. Deposits increased by $12.4 million or 14.0% to $100.7 million at June 30, 1999 as compared to $88.3 million at September 30, 1998. The increase includes $3.1 million of deposits in the new branch opened in September 1998, in Harriman, New York. The growth in core deposits (representing deposits other than certificates of deposit) during the period was $9.3 million or 75.0% of the period gain, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity decreased to $29.9 million at June 30, 1999, from $31.5 million at September 30, 1998. The $1.6 million decrease resulted principally from the repurchase of $1.8 million of the Company's stock. The Company repurchased 112,412 shares of its stock from October 1, 1998 through June 30, 1999. The Company's third stock repurchase was announced May 28, 1999, with 56,000 shares purchased as of June 30, 1999, after which the Company had the right to repurchase an additional 50,792 shares of its common stock.

Comparison of Operating Results.

Interest Income was $2.6 million for the second quarter of fiscal 1999 as compared to $2.1 million for the same period in 1998, an increase of $480,000 or 23.0%. For the six months ended June 30, 1999, interest income amounted to $4.9 million as compared to $4.0 million for the same period in 1998. The increase in the quarterly interest income was primarily volume related due to a $28.9 million or 24.4%, increase in average earning assets, partially offset by an 8 basis point decrease in the average yield on earnings assets. The increase in the six months interest income was primarily volume related due to a $26.9 million or 23.5%, increase in average earning assets, partially offset by an 14 basis point decrease in the average yield on earnings assets.

The primary cause for the increase in average earning assets were $25.9 million and $22.6 million increases in the average balance of loans for the three and six month periods, as a result of efforts by the Company to leverage its capital through increased loan origination's. The volume increases were partially offset by a 46 basis point decline for the quarter and a 49 basis point decline for the six month period in the average yield earned on loans. The decline in the average yield earned on loans was due to the declining interest rate environment in late 1998 and early 1999. The two factors combined to produce an estimated $385,000 and $640,000 increase in interest earned on loans for the respective periods. Interest income on investment securities increased by $307,000 and $511,000 for the quarter and the six months, due to increases in the average balances of $17.8 million and $14.6 million for the respective periods, as the Company borrowed funds and invested those funds in investment securities to leverage its balance sheet. The average yield earned on investment securities increased by 32 and 42 basis points for the respective periods, caused by the purchase of callable government agency bonds which tend to have a higher market interest rate than U.S. Treasury securities. Interest earned on mortgage-backed securities decreased by $77,000 and $161,000 due to a $4.9 million and $5.1 million decrease in the average balance of mortgage-backed securities due to accelerated principal payments, and the sale of small balance mortgage-backed securities in the latter part of 1998 to improve efficiency. Interest earned on federal funds decreased by $135,000 and $144,000 for the quarter and six months ended June 30, 1999, compared to the same period in 1998, due to decreases in the average balances of $10.0 million and $5.1 million. The reason for the decrease in average balances was that loan growth exceeded the growth in deposits.

Interest Expense was $1.2 million for the quarter ended June 30, 1999 as compared to $893,000 for the same quarter in 1998. For the six months ended June 30, 1999, interest expense totaled $2.2 million compared to $1.7 million for the same period last year. Interest on borrowings which were principally undertaken to improve leverage increased $205,000 for the quarters, and $365,000 for the six month periods. Interest paid on deposits increased $80,000 from the 1998 to the 1999 quarters because average interest bearing deposits increased by $13.0 million, offset by a decrease of 23 basis points from 4.07% to 3.84% in the average rate paid on deposits. Interest paid on deposits increased $180,000 for the six months ended June 30, 1999 compared to June 30, 1998, because average interest bearing deposits increased $13.3 million, partially offset by a decrease of 20 basis points from 4.04% to 3.84% in the average rate paid on deposits. The Company has emphasized lower cost deposit products in order to improve leverage while reducing upward pressures on its cost of funds.

Provision for Loan Losses was $20,000 for the quarter of June 30, 1999 compared to $10,000 in the comparable quarter in 1998. The provision for the six months ended June 30, 1999 was $35,000 compared to $20,000 for the comparable period in 1998. The Company increased its provision for loan losses due to increases in the loan portfolio and efforts to develop a commercial lending portfolio. There were no non-performing loans at June 30, 1999. At June 30, 1999, the allowance for loan losses was $250,000 representing 0.24% of period end loans. Net charge-offs during the quarter and the six months were zero. After June 30, 1999, the Company was advised that one of its commercial loan borrowers filed a Chapter 11 bankruptcy petition. The loan, in the principal amount of $50,000, is guaranteed by the principals of the borrower. The loan was current on June 30.

Non-interest income was $77,000 for the second quarter of fiscal 1999 as compared to $57,000 for the same quarter in fiscal 1998. For the six months ended June 30, 1999, non-interest income amounted to $149,000 as compared to $115,000 for the same period in 1998. The increases in both periods are mainly due to service fee income from new transaction accounts and ATM fees for non-customers.

Non-interest expense was $875,000 for the quarter ended June 30, 1999, compared to $945,000 for the comparable quarter in 1998. Non-interest expense for the six month ended June 30, 1999 was $1.7 million compared to $1.8 million for the comparable period in 1998. The Company worked to control costs without sacrificing growth and diversification, thus improving its efficiency ratio. The primary cost reduction was a $111,000 and a $201,000 reduction in salary and benefits expense for the quarter and six months ended June 30, 1999 compared to the same periods in 1998, due to the Voluntary Early Employment Termination Program, in which 11 employees participated at December 31, 1998. The program allowed the Company not to increase its full time equivalent employees, while it opened a new branch in September 1998 and began to offer commercial loans. Increases in the other expense items are attributed to the new branch and commercial lending and other increased costs necessarily flowing from growth. The Company improved its efficiency ratio from 73.1% for the six months ended June 30, 1998 to 62.4% for the six months ended June 30, 1999.

Income tax expense was $228,000 and $412,000 for the second quarter and six months ended June 30, 1999, as compared to $121,000 and $265,000 for the comparable periods for 1998. The increases were principally caused by increases in income before taxes.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, borrowings, proceeds from the principal and interest payments on loans, mortgage-backed and debt securities and capital gain distributions on its mutual fund investment. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan and securities sales are greatly influenced by general interest rates, economic conditions and competition.

The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional funds are available through borrowings. At June 30, 1999, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $12.4 million, with $6 million outstanding as of June 30, 1999. The Bank also had Federal Home Loan Bank borrowings of $24 million at June 30, 1999, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds.

Residential mortgage loan commitments and commercial loan commitments totaled $4.8 million, and $615,000 at June 30, 1999, respectively, and the Bank had $1.6 million of unused home equity lines of credit and $1.7 million and $294,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 1999, totaled $38.8 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments. . At June 30, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $23.3 million, or 14.7% of adjusted assets and total risk-based capital of $23.5 million, or 29.7% of risk-weighted assets. The Bank was classified as "well capitalized" at June 30, 1999 under OTS regulations.

The Bank is subject to the minimum liquidity regulations of the OTS. At June 30, 1999, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at June 30, 1999 had liquid assets equal to 8.6% of net withdrawable accounts plus short term borrowings.

     The following table sets forth information regarding the regulatory capital ratios of the Bank at June 30, 1999.

                              Actual      Minimum Capital    For Classification
                                                            as Well Capitalized

Bank                       Amount    Ratio    Amount    Ratio    Amount   Ratio
                                         (Dollars in Thousands)
Tangible Capital           $23,261   14.70%     2,374    1.50%       --      --
Tier 1 (Core) Capital       23,261   14.70%     4,749    3.00%  $ 7,914     5.0%
Risk Based Capital:
Tier 1                      23,261   29.35%        --      --     4,755     6.0%
Total                       23,511   29.67%     6,340    8.00%    7,924    10.0%

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

Year 2000 Compliance

In the Company's annual report on Form 10-K, we provided information regarding our activities to protect against the adverse effects of the Year 2000 computer problem. Since our last 10-Q filing, we have completed the process of reviewing, testing and upgrading our systems to make them Year 2000 compliant. Our primary data processing provider, NCR Corporation, reports that it is qualified and has satisfactorily completed its own internal software and hardware testing and upgrading and has verifying that all of its vendors are likewise compliant. Our internal and external ATM software from our new ATM service provider is fully tested and Y2K compliant. However, the Company remains reliant upon the ability of major utilities, such as electric and telephone companies, to continue to provide service. Although plans have been made to continue to operate in the event of a failure of core utility service delivery systems, any such plans are necessarily temporary and if such services as telephone or electric service are not delivered for an extended period, operations would be adversely affected.

The Bank has taken steps prior to the end of the calendar year to maintain sufficient liquidity so that additional customer demands for cash can be met. However, any substantial unusual withdrawal activity caused by customer panic could have a short-term adverse income statement effect because the cost of alternative sources of funds, such as borrowings, is normally higher than the cost of deposits.

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

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company and the Bank are subject to legal actions, which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

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

                                        GSB Financial Corporation

                                      Principal Executive Officers:

Date: August 13, 1999
                                         /s/ Stephen W. Dederick
                                         --------------------------
                                             Stephen W. Dederick
                                             Chief Financial Officer & Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                         /s/ Rolland B. Peacock III
                                         --------------------------
                                             Rolland B. Peacock III
                                             Vice President

                                         /s/ Barbara A. Carr
                                         --------------------------
                                             Barbara A. Carr
                                             Secretary