Form 10-Q
period 1999-09-30
GSB FINANCIAL CORP
filed 1999-11-15
CIK 1035351

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

          For the quarterly period ended September 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value                            2,053,238
       (Title of class)                     (outstanding at November 12, 1999)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

INDEX

PART I.  FINANCIAL INFORMATION                                                                Page
-------  ---------------------                                                                ----
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         September 30, 1999 (Unaudited) and September 30, 1998.........................         3

         Consolidated Statements of Income for the three and nine months ended
         September 30, 1999 and 1998 (Unaudited).......................................         4

         Consolidated Statements of Cash Flows for the nine months ended September 30,
         1999 and 1998 (Unaudited).....................................................         5

         Notes to Unaudited Consolidated Interim Financial Statements..................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................         7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....................        15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................        16

Item 6.  Exhibits and Reports on Form 8-K..............................................        16

         Signatures....................................................................        31

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (unaudited)
(In thousands except shares and per share amounts)

                                                                                   September 30,  September 30,
                                                                                   -------------  -------------
                                                                                       1999           1998
                                                                                   -------------  -------------
ASSETS
  Cash and due from banks ......................................................     $   3,469      $   2,818
  Federal funds sold ...........................................................           100          4,800
                                                                                     ---------      ---------
  Cash and cash equivalents ....................................................         3,569          7,618

  Investment securities available for sale .....................................        49,969         31,474
  Mortgage-backed securities:
    Held to maturity (estimated market values of $1,969 and
      $3,965 at September 30,1999 and 1998, respectively) ......................         1,671          3,881
      Available for sale .......................................................         2,234          5,804
    Loans receivable, net ......................................................       111,439         78,713
    Banking house and equipment ................................................         2,797          2,800
    Accrued interest receivable ................................................         1,358            949
    Prepaid expenses and other assets ..........................................         1,597            696
                                                                                     ---------      ---------
        Total assets ...........................................................     $ 174,634      $ 131,935
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits ...................................................................     $ 103,737      $  88,310
    Mortgagors' escrow deposits ................................................           174            126
    Federal funds purchased ....................................................         4,325             --
    Borrowings .................................................................        35,000         10,000
    Accrued expenses and other liabilities .....................................         1,764          2,004
                                                                                     ---------      ---------
          Total liabilities ....................................................     $ 145,000      $ 100,440

  Commitments and contingent liabilities

  Stockholders'  Equity
    Preferred stock ($0.01 par value; 500,000 shares
      authorized; none issued) .................................................            --             --
    Common stock ($0.01 par value; 4,500,000 shares
      authorized; 2,248,250 issued at September 30, 1999 and September 30, 1998)            22             22
    Additional paid-in capital .................................................        21,597         21,510
    Retained earnings, substantially restricted ................................        13,869         12,825
    Accumulated other comprehensive income .....................................          (636)           632
     Treasury stock, at cost ...................................................        (3,450)        (1,529)
     Unearned ISAP stock .......................................................          (368)          (391)
     Unallocated ESOP stock ....................................................        (1,400)        (1,574)
                                                                                     ---------      ---------
          Total stockholders' equity ...........................................     $  29,634      $  31,495
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity ...........................     $ 174,634      $ 131,935
                                                                                     =========      =========

           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited)
(In thousands except shares and per share amounts)

                                                                For the Quarter Ended          For the Nine Months Ended
                                                                    September 30,                     September 30,
                                                             ---------------------------      ---------------------------
                                                                1999            1998             1999            1998
                                                             -----------     -----------      -----------     -----------
INTEREST INCOME
   Loans ...............................................     $     1,971     $     1,478      $     5,375     $     4,242
   Federal funds sold ..................................               7             109               71             316
   Investment securities ...............................             812             441            2,027           1,145
   Mortgage-backed securities ..........................              75             164              270             520
                                                             -----------     -----------      -----------     -----------
     Total interest income .............................           2,865           2,192            7,743           6,223

INTEREST EXPENSE
   Deposit accounts ....................................             918             850            2,668           2,421
   Other borrowings ....................................             470             132              928             225
                                                             -----------     -----------      -----------     -----------
     Total interest expense ............................           1,388             982            3,596           2,646
   Net interest income .................................           1,477           1,210            4,147           3,577
   Provision for loan losses ...........................              20              30               55              50
                                                             -----------     -----------      -----------     -----------
   Net interest income after provision for loan losses .           1,457           1,180            4,092           3,527

NON-INTEREST INCOME
   Service charges on deposit accounts .................              45              39              133             105
   Other income ........................................              33              20               95              69
   Net realized gains on securities ....................              --             130               --             130
   Capital gains distributions .........................              --              --               --              --
                                                             -----------     -----------      -----------     -----------
     Total non-interest income .........................              78             189              228             304

NON-INTEREST EXPENSE
   Salaries and employee benefits ......................             410             470            1,191           1,442
   Occupancy and equipment .............................              82              77              255             232
   Data processing expenses ............................              71              58              214             148
   Early termination expense ...........................              --             699               --             699
   Recovery FASB 106 expense ...........................              --            (134)              --            (134)
   Other non-interest expense ..........................             333             352              972             935
                                                             -----------     -----------      -----------     -----------
     Total non-interest expense ........................             896           1,522            2,632           3,322
                                                             -----------     -----------      -----------     -----------

   Income before income taxes ..........................             639            (153)           1,688             509
   Income tax expense ..................................             256             (62)             669             203
                                                             -----------     -----------      -----------     -----------

   Net income ..........................................     $       383     $       (91)     $     1,019     $       306
                                                             ===========     ===========      ===========     ===========

   Basic earnings per share ............................     $      0.21     $     (0.05)     $      0.54     $      0.15
   Weighted average shares outstanding - basic .........       1,848,322       1,997,403        1,889,848       2,033,542
   Diluted earnings per share ..........................     $      0.21     $     (0.04)     $      0.54     $      0.15
   Weighted average shares outstanding - diluted .......       1,866,617       2,019,651        1,905,358       2,053,677

          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                         1999          1998
                                                                                       --------      --------
                                                                                            (In Thousands)
Cash flows from operating activities:
Net income (loss) ................................................................     $  1,019      $    306
Adjustments to reconcile net income to net cash provided by  operating activities:
Depreciation .....................................................................          130           103
Provision for loan losses ........................................................           55            50
Fair value provision of ESOP shares committed to be released .....................          246           270
Gain in maturity/redemption of investment securities available for sale ..........           --          (130)
Increase (decrease) other assets .................................................         (872)         (227)
Net amortization on investment securities -  available for sale ..................           31            34
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity ..................................................           (3)            4
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ................................................           12            13
Increase (decrease) in accrued expenses and other  liabilities ...................          788           611
                                                                                       --------      --------
Net cash provided by operating activities ........................................        1,406         1,034
                                                                                       --------      --------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity .................................................          766         1,273
Purchase of mortgage-backed securities - held to maturity ........................           --        (1,928)
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ................................................        2,109         2,952
Proceeds from maturity and redemption of investment
  Securities - available for sale ................................................        4,700        10,586
Proceeds from sale of investment securities - available for sale .................           --           183
Purchase of investment securities - available for sale ...........................      (24,304)      (16,316)
Net (increase)  in loans .........................................................      (26,742)      (10,294)
Capital expenditures .............................................................          (75)         (637)
Proceeds from sale of other real estate owned ....................................           --            --
                                                                                       --------      --------
Net cash provided (used) by investing activities .................................      (43,546)      (14,181)
                                                                                       --------      --------

Cash flow from financing activities:
Net (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ................................................        9,904         6,866
Proceeds from borrowings .........................................................       25,000        10,000
Proceeds from purchased federal funds ............................................        4,325            --
Dividends paid ...................................................................         (231)         (135)
Purchase of treasury stock .......................................................       (1,418)       (2,020)
Increase (decrease) in advances from borrowers for taxes
  And insurance ..................................................................         (125)          (68)
                                                                                       --------      --------
Net cash provided by ( used in) financing activities .............................       37,455        14,643
                                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents .............................       (4,685)        1,496
Cash and cash equivalents at beginning of year ...................................        8,254         6,122
                                                                                       --------      --------
Cash and cash equivalents at end of year .........................................     $  3,569      $  7,618
                                                                                       ========      ========

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during year for:
     Interest on other borrowings ................................................     $    804      $    158
     Income taxes ................................................................        1,055           532

Supplemental schedule of non-cash investing activities:

Change in unrealized gains & losses in investment securities -
  Available for sale .............................................................       (1,356)          200

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

The consolidated financial statements included herein at or for periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended September 30, 1998. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through September 30, 1999, 40,468 shares have been committed to be released from the lien of the ESOP loan and under AICPA Statement of Position 93-6; these shares are considered outstanding for purposes of calculating per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options.

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

The Company's last fiscal year ended September 30, 1998. The Company has changed its fiscal year to a calendar year in order to improve efficiency and reduce duplication of effort. Therefore, the Company will file quarterly reports for the quarters ended March 31, September 30, and September 30, 1999 and will end its current fiscal year on December 31, 1999.

The Company's strategy is to continue to be a community oriented financial institution offering core financial services to individuals and businesses in strategic locations within the Hudson Valley, while exploring appropriate opportunities to leverage the additional capital obtained in the Conversion. The Company is seeking to improve its customer service delivery capability, enabling it to provide better services to existing customers and seek to expand its customer base. The Company attracts deposits from its local communities and invests those deposits principally in one-to-four family residential mortgage loans and business loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans and business loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

The Bank is a federal savings bank with deposits insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank's primary federal banking regulator is the Office of Thrift Supervision ("OTS").

The financial condition and results of operations of the Company are primarily dependent upon the operations of the Bank, and the earnings from securities investments made by the Company with the portion of the net proceeds of its stock offering retained by it. The Company's results of operations are dependent principally on its net interest income, representing the difference between the income earned on its loan and securities portfolios and its cost of funds, represented principally by interest paid on its deposit accounts and borrowings. Results of operations are also affected by the Company's provision for loan losses. In addition to net interest income, other sources of income for the Company include deposit account fees, loan and loan servicing fees, gains on the sale of securities, capital gain distributions on mutual fund investments, and fees for banking services such as safe deposit boxes. The largest category of non-interest expense is compensation and benefits expense. Other principal categories of non-interest expense include occupancy expense, data processing costs, advertising and marketing expenses, and insurance costs. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

                                                             For  the Three Months Ended September 30,
                                               ----------------------------------------------------------------------
                                                               1999                                1998
                                               ---------------------------------    ---------------------------------
                                                                        Average                              Average
                                               Average                   Yield/     Average                   Yield/
                                               Balance       Interest    Cost(5)    Balance       Interest    Cost(5)
                                               --------      --------   --------    -------       --------   -------
                                                                   (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1).......................    $109,116       $1,971      7.23%     $ 77,221       $1,478      7.66%
Mortgage-backed securities ................       4,548           75      6.56        10,367          164      6.33
Investment securities......................      48,739          812      6.67        28,763          441      6.13
Federal funds sold ........................       1,116            7      2.69         8,530          109      5.11
                                               --------       ------                --------       ------
  Total interest-earning assets ...........     163,519        2,865      7.01       124,881        2,192      7.02
                                                              ------                               ------
Non-interest-earning assets................       6,466                                6,157
                                               --------                             --------
  Total assets ............................    $169,985                             $131,038
                                               ========                             ========

Interest-bearing liabilities:
Savings accounts ..........................    $ 32,513          246      3.03      $ 27,776          210      3.02
Certificates of deposit ...................      42,900          504      4.70        38,924          502      5.16
Money market ..............................      14,112          132      3.73        10,529          106      4.03
NOW accounts...............................       6,165           36      2.32         4,892           32      2.62
Other .....................................      34,798          470      5.40        10,000          132      5.28
                                               --------       ------                --------       ------
    Total interest-bearing liabilities ....     130,488        1,388      4.26        92,121          982      4.26
                                                              ------                               ------
Non-interest-bearing liabilities...........       9,574                                7,011
                                               --------                             --------
    Total liabilities......................     140,062                               99,132
Equity ....................................      29,923                               31,906
                                               --------                             --------
    Total liabilities and equity ..........    $169,985                             $131,038
                                               ========                             ========

Net interest income/spread (2)(3)..........                   $1,477      2.75%                    $1,210      2.76%
                                                              ======      ====                     ======      ====
Net earning assets/net interest margin (4)     $ 33,031                   3.61%     $ 32,760                   3.88%
                                               ========                   ====      ========                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities .                     1.25x                                1.36x
                                                              ======                               ======

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

(5)  Yields for the three month periods have been annualized when appropriate.

                                                                For the Nine Months Ended September 30,
                                               ----------------------------------------------------------------------
                                                               1999                                1998
                                               ---------------------------------    ---------------------------------
                                                                        Average                              Average
                                               Average                   Yield/     Average                   Yield/
                                               Balance       Interest  Cost(5)(6)   Balance       Interest  Cost(5)(6)
                                               --------      --------  ----------   -------       --------  ----------
                                                                   (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1).......................    $ 99,131       $5,375      7.23%     $ 73,421       $4,242      7.70%
Mortgage-backed securities ................       5,428          270      6.63        10,753          520      6.45
Investment securities .....................      41,806        2,027      6.46        25,422        1,145      6.01
Federal funds sold ........................       2,401           71      3.94         8,304          316      5.07
                                               --------       ------                --------       ------
    Total interest-earning assets .........     148,766        7,743      6.94       117,900        6,223      7.04
                                                              ------                               ------
Non-interest-earning assets................       6,439                                5,796
                                               --------                             --------
    Total assets ..........................    $155,205                             $123,696
                                               ========                             ========
Interest-bearing liabilities:
Savings accounts ..........................    $ 30,781          698      3.02      $ 26,908          605      3.00
Certificates of deposit ...................      42,111        1,487      4.71        38,328        1,461      5.08
Money market ..............................      13,702          379      3.69         9,511          269      3.77
NOW accounts...............................       6,019          104      2.30         4,491           86      2.55
Other .....................................      23,587          928      5.25         5,758          225      5.21
                                               --------       ------                --------       ------
    Total interest-bearing liabilities.....     116,200        3,596      4.13        84,996        2,646      4.15
                                                              ------                               ------
Non-interest-bearing liabilities...........       8,306                                6,244
                                               --------                             --------
    Total liabilities......................     124,506                               91,240
Equity ....................................      30,699                               32,456
                                               --------                             --------
    Total liabilities and equity ..........    $155,205                             $123,696
                                               ========                             ========

Net interest income/spread(2)(3)                              $4,147      2.81%                    $3,577      2.89%
                                                              ======      ====                     ======      ====
Net earning assets/net interest margin(4) .    $ 32,566                   3.72%     $ 32,904                   4.05%
                                               ========                   ====      ========                   ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities..                     1.28x                                1.39x
                                                              ======                               ======

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

Comparison of Financial Condition at September 30, 1999 and September 30, 1998

The Company's total assets were $174.6 million at September 30, 1999 as compared to $131.9 million at September 30, 1998, representing 32.4% growth in assets. The growth was a result of the Company's efforts to leverage its capital. Loans, net increased $32.7 million, or 41.6%, from $78.7 million to $111.4 million. Residential loans increased by $24.1 due to aggressive loan origination efforts at a time of steady residential mortgage loan demand. The Company also increased its commercial mortgage and business loans by $8.7 million. Investment securities available for sale increased by $18.5 million, while mortgage-backed securities and federal funds decreased by $5.8 million, and $4.7 million, respectively, since September 30, 1998. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to the acceleration of principal payments due to the low interest rate environment. Deposits increased by $15.4 million or 17.5% to $103.7 million at September 30, 1999 as compared to $88.3 million at September 30, 1998. The increase includes $4.0 million of deposits in the new branch opened in September 1998, in Harriman, New York. Core deposits (representing deposits other than certificates of deposit) increased by $10.9 million to $59.9 million at September 30, 1999, as compared to $49.0 million at September 30, 1998, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity decreased to $29.6 million at September 30, 1999, from $31.5 million at September 30, 1998. The $1.9 million decrease in equity resulted principally from the repurchase of $1.9 million of the Company's stock and a $1.3 million adverse change in the net unrealized value of securities held for sale, partially offset by retained earnings. The Company repurchased 178,412 shares of its stock from October 1, 1998 through September 30, 1999. The Company announced on October 21, 1999 a stock repurchase of 103,492 shares, with 16,600 shares purchased as of November 12, 1999, after which the Company has the right to repurchase an additional 86,892 shares of its common stock.

Comparison of Operating Results.

Interest Income was $2.9 million for the third quarter of fiscal 1999 as compared to $2.2 million for the same period in 1998, an increase of $673,000 or 30.7%. For the nine months ended September 30, 1999, interest income amounted to $7.7 million as compared to $6.2 million for the same period in 1998. The increase in the quarterly interest income was primarily volume related due to a $38.6 million or 30.9%, increase in average earning assets, partially offset by an 1 basis point decrease in the average yield on earnings assets. The increase in the nine months interest income was also primarily volume related due to a $30.9 million or 26.2%, increase in average earning assets, partially offset by an 10 basis point decrease in the average yield on earnings assets.

The primary components of the increase in average earning assets were $31.9 million (for the three month periods) and $25.7 million (for the nine month periods) increases in the average balance of loans, as a result of efforts by the Company to leverage its capital through increased loan originations. The volume increases were partially offset by a 43 basis point decline for the quarter and a 47 basis point decline for the nine month period in the average yield earned on loans. The decline in the average yield earned on loans was due to the declining interest rate environment in late 1998 and early 1999. The two factors combined to produce an estimated $493,000 and $1.1 million increase in interest earned on loans for the respective periods. Interest income on investment securities increased by $371,000 and $882,000 for the quarter and the nine months, due to increases in the average balances of $20.0 million and $16.4 million for the respective periods. The Company borrowed funds and invested those funds in investment securities to leverage its balance sheet. The average yield earned on investment securities increased by 54 and 45 basis points for the respective periods, caused by the purchase of callable government agency bonds which tend to have a higher market interest rate than U.S. Treasury securities. Interest earned on mortgage-backed securities decreased by $89,000 and $250,000 due to a $5.8 million and $5.3 million decrease in the average balance of mortgage-backed securities resulting from accelerated principal payments and the sale of small balance mortgage-backed securities in the latter part of 1998 to improve efficiency. Interest earned on federal funds decreased by $102,000 and $245,000 for the quarter and nine months ended September 30, 1999, compared to the same period in 1998, due to decreases in the average balances of $7.4 million and $5.9 million. The reason for the decrease in average balances was that liquid assets previous sold in the federal funds market were invested in loans as loan growth exceeded the growth in deposits.

Interest Expense was $1.4 million for the quarter ended September 30, 1999 as compared to $982,000 for the same quarter in 1998. For the nine months ended September 30, 1999, interest expense totaled $3.6 million compared to $2.6 million for the same period last year. Interest on borrowings, which were principally undertaken to improve leverage, increased $338,000 for the quarters, and $703,000 for the nine month periods. Borrowing costs have increased as the Company borrowed funds to support loan growth, which out paced deposit growth. Interest paid on deposits increased $68,000 from the 1998 to the 1999 quarter because average interest bearing deposits increased by $13.6 million, offset by a decrease of 30 basis points from 4.14% to 3.84% in the average rate paid on deposits. Interest paid on deposits increased $247,000 for the nine months ended September 30, 1999 compared to September 30, 1998, because average interest bearing deposits increased $13.4 million, partially offset by a decrease of 23 basis points from 4.07% to 3.84% in the average rate paid on deposits. The average rate paid on deposits declined due to a decline in the average rate paid on certificates of deposit, which was caused by a decline in market rates. The Company has emphasized lower cost deposit products in order to improve leverage while reducing upward pressures on its cost of funds. Core deposits to total deposits increased to 57.7% at September 30, 1999 compared to 55.4% at September 30, 1998.

Provision for Loan Losses was $20,000 for the quarter of September 30, 1999 compared to $30,000 in the comparable quarter in 1998. The provision for loan losses decreased due to a reduction in charge-offs from 1998 to 1999. The provision for the nine months ended September 30, 1999 was $55,000 compared to $50,000 for the comparable period in 1998. The Company increased its provision for loan losses due to increases in the loan portfolio and efforts to develop a commercial lending portfolio. There were no non-performing loans at September 30, 1999. At September 30, 1999, the allowance for loan losses was $266,000 representing 0.24% of period end loans. Net charge-offs during the quarter and the nine months were $4,000. The Company had one commercial loan in the amount of $49,000 in which the borrower was in bankruptcy at September 30, 1999, but the loan is current. The Company considered the status of this loan when evaluating the appropriate provision for loan losses.

Non-interest income was $78,000 for the quarter ended September 30, 1999 as compared to $189,000 for the same quarter in 1998. The decrease of $111,000 is principally caused by a decrease of $130,000 in gains on the sale of securities. Service charges on deposits increased by $6,000 and $28,000 for the quarter and nine months due to an increase in account fees and an increase in the number of transaction accounts opened. The increase in other income is primarily due to implementing ATM fees for non-customers. For the nine months ended September 30, 1999, non-interest income totaled $228,000 as compared to $304,000 for the same period in 1998.

Non-interest expense was $896,000 for the quarter ended September 30, 1999, compared to $1.5 million for the comparable quarter in 1998. For the nine months ended September 30, 1999 non-interest expense totaled $2.6 million compared to $3.3 million for the comparable period in 1998. Both the quarter and nine months ended September 30, 1998 expenses include the net expense of $565,000 for the Company's early employment termination program and the recovery of expenses previously accrued for post-retirement health insurance costs when the Company reduced benefits given to existing employees. The remainder of the reduction in non-interest expense was caused primarily by the lower salary expense due to the effect of the early employment termination program on aggregate 1999 salaries. This occurred even though the Company opened a new branch in September 1998 and began to offer commercial loans. The Company worked to control costs without sacrificing growth and diversification, thus improving its efficiency ratio. Despite increased costs necessarily flowing from growth, the Company improved its efficiency ratio from 77.2% (adjusted for one-time expenses and securities gains) for the quarter ended September 30, 1998 to 58.4% for the quarter ended September 30, 1999. The current year expenses also reflect the additional cost for Year 2000 compliance and customer awareness during 1999.

Income tax expense was $256,000 and $669,000 for the third quarter and nine months ended September 30, 1999, as compared to $(62,000) and $203,000 for the comparable periods for 1998. The increases were principally caused by increases in income before taxes.

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

The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional funds are available through borrowings. At September 30, 1999, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $12.4 million, with $9.3 million outstanding as of September 30, 1999. The Bank also had Federal Home Loan Bank borrowings of $30 million at September 30, 1999, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds.

Residential mortgage loan commitments and commercial loan commitments totaled $6.2 million, and $182,000 at September 30, 1999, respectively, and the Bank had $1.4 million of unused home equity lines of credit and $1.8 million and $328,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 1999, totaled $40.3 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

At September 30, 1999, the Bank exceeded all regulatory capital requirements of the OTS applicable to it, with tangible and core capital of $23.6 million, or 13.9% of adjusted assets and total risk-based capital of $23.9 million, or 28.7% of risk-weighted assets. The Bank was classified as "well capitalized" at September 30, 1999 under OTS regulations.

The Bank is subject to the minimum liquidity regulations of the OTS. At September 30, 1999, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and at September 30, 1999 had liquid assets equal to 8.0% of net withdrawable accounts plus short term borrowings.

The following table sets forth information regarding the regulatory capital ratios of the Bank at September 30, 1999.

                                        Actual               Minimum Capital       For Classification
                                                                                   as Well Capitalized

Bank                               Amount      Ratio         Amount     Ratio       Amount      Ratio
                                                          (Dollars in Thousands)
Tangible Capital                  $23,627      13.86%        2,557      1.50%            -           -
Tier 1 (Core) Capital              23,627      13.86%        5,113      3.00%       $8,522        5.0%
Risk Based Capital:
Tier 1                             23,627      28.33%            -          -        5,005        6.0%
Total                              23,894      28.65%        6,673      8.00%        8,341       10.0%

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

Year 2000 Compliance

In the Company's annual report on Form 10-K, we provided information regarding our activities to protect against the adverse effects of the Year 2000 computer problem. Since our last 10-Q filing, we have completed the process of reviewing, testing and upgrading our systems to make them Year 2000 compliant. Federal banking regulators have examined the Bank several times not only for Y2K compliance, but for the Bank's contingency planning as well. The staff has received training in the Bank's Y2K contingency plan. Our primary data processing provider, NCR Corporation, reports that it is qualified and has satisfactorily completed its own internal software and hardware testing and upgrading and has verifying that all of its vendors are likewise compliant. Our ATM software and hardware is fully tested and Y2K compliant. However, the Company remains reliant upon the ability of major utilities, such as electric and telephone companies, to continue to provide service. Although plans have been made to continue to operate in the event of a failure of core utility service delivery systems, any such plans are necessarily temporary and if such services as telephone or electric service are not delivered for an extended period, operations would be adversely affected.

The Bank has taken steps prior to the end of the calendar year to maintain sufficient liquidity so that additional customer demands for cash can be met. However, any substantial unusual withdrawal activity caused by customer panic could have a short-term adverse income statement effect because the cost of alternative sources of funds, such as borrowings, is normally higher than the cost of deposits. Regardless of Y2K, the Bank's deposits are insured up to the maximum allowable by the Federal Deposit Insurance Corporation (FDIC).

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

Item 2. Changes in Securities

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 10.1 - Employment Contract by and between Goshen Savings Bank and Stephen W. Dederick dated as of July 1, 1999*

     Exhibit 10.2 - Supplemental Employment Contract by and between GSB Financial Corporation and Stephen W. Dederick dated as July 1, 1999*

     Exhibit 10.3 - Schedule of Additional Employment Contracts*

     Exhibit 11 - Computation of Earnings Per Share

     Exhibit 27 - Financial Data Schedule*

(b)  Reports on Form 8-K

     None

----------
*    Submitted only with filing in electronic format.