Form 10-K
period 1999-12-31
GSB FINANCIAL CORP
filed 2000-03-30
CIK 1035351

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

                     Common Stock, par value $.01 per share

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. [ X ]

     As of March 27, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $19.2 million based upon the reported closing price on that date as quoted of the NASDAQ National Market System.

     As of March 27, 2000, 1,984,538 shares of Registrant's common stock were outstanding.

                      Documents Incorporated by Reference:

(1) The Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Items 5 through 8 of Part II) and

(2) The definitive Proxy Statement dated March 16, 2000 to be distributed on behalf of the Board of Directors of Registrant in connection with the Annual Meeting of Shareholders to be held on April 27, 2000 which was filed with the Securities and Exchange Commission on or about March 17, 2000.

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

Market Area

     The Company's market area is the Village of Goshen, and Village of Harriman, New York and their surrounding communities, representing most of Orange County, New York. The Village of Goshen is the county seat of Orange County and lies 60 miles northwest of New York City. The Village of Harriman is located in the southern portion of Orange County, closer to New York City and approximately 8 miles from Rockland County. The Bank has also recently announced that it intends to open a branch in Bloomingburg, just over the border between Orange and Sullivan Counties. Although predominantly rural with many small towns, many residents of the market area work in New York City and other communities to the south and east, commuting by train or automobile. They tend to reside in our market area due to lower housing costs and the quieter, more rural atmosphere. Principal occupations of residents in the community include retail trades, manufacturing, professional services (including health, education and other professional fields) and government administration.

     The Company's market area is the fastest growing county in the Hudson Valley Region. The population grew in Orange County by more than 72,000 residents since 1980. This growth was primarily due to the rising housing prices closer to New York City, coupled with an abundance of vacant land in Orange County, led to a boom in housing construction. As the economy throughout the region declined in the late 1980s and early 1990s, communities within the market area continued to experience growth, but more slowly. The conversion of Stewart International Airport, 12 miles to the northeast of Goshen, into a full-service commercial airport in 1990, gave the Company's market area an additional boost. The privatization of Stewart International Airport has been approved, to be run by National Express Group, which is intended to increase the marketing of the airport and expand business and development in the area. However, the health of the economy in the New York City metropolitan area has, and will continue to have, a direct effect on the economic well being of residents and businesses in the Company's market area.

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

Lending Activities

     Loan Portfolio Composition. The Company's loan portfolio, representing 65.5% of total assets, consists primarily of conventional first mortgage loans secured by one-to-four family residences. At December 31, 1999, the Company had total loans receivable of $115.3 million, of which $99.3 million, or 85.9%, were owner-occupied one-to-four family residential first mortgage loans. The remainder consisted of $3.2 million of home equity lines of credit and other loans secured by junior liens on one-to-four family owner-occupied residential properties, or 2.7% of total loans; $9.6 million of commercial mortgage loans, or 8.3% of total loans; $924,000 of construction loans, or 0.8% of total loans; $762,000 of consumer loans which are not secured by real estate, or 0.7% of total loans; and $1.8 million of commercial business loans, or 1.6% of total loans. The Company's loan portfolio, after remaining relatively constant throughout 1994,

1995 and 1996, grew by 11.9% during 1997, 19.7% during 1998 and by 36.0% during
1999. This growth was a deliberate result of aggressive marketing of the Bank's loan products throughout Orange County. Although the Company is seeking to expand its non-residential first mortgage lending, the residential first mortgage loans have continued to represent the largest, and an increasing, component of the loan portfolio.

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

Loan Portfolio Composition Table

The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                              At December 31,                       At September 30,
                             -------------------------------------------------    ---------------------
                                      1999                      1998                      1998
                             -------------------------------------------------    ---------------------

                                            Percent                   Percent                  Percent
                                              Of                         Of                       Of
                              Amount        Total        Amount        Total       Amount       Total
                             ---------    ---------     ---------    ---------    ---------   ---------
Mortgage loans:                                            (Dollars in thousands)
One- to four-family(1) ...   $  99,282         85.9%    $  76,366         89.8%   $  73,324        93.0%

Construction .............         924          0.8           759          0.9          478         0.6

Home equity ..............       3,153          2.7         2,704          3.2        2,365         3.0

Commercial real estate ...       9,617          8.3         3,373          4.0        1,820         2.3
                             ---------    ---------     ---------    ---------    ---------   ---------

   Total mortgage loans ..     112,976         97.7        83,202         97.9       77,987        98.9

Other loans:

Commercial business ......       1,818          1.6         1,024          1.2          170         0.2

Consumer .................         688          0.6           617          0.8          605         0.8

Savings account loans ....          74          0.1           110          0.1          115         0.1
                             ---------    ---------     ---------    ---------    ---------   ---------

   Total other loans .....       2,580          2.3         1,751          2.1          890         1.1
                             ---------    ---------     ---------    ---------    ---------   ---------

   Total loans receivable      115,556        100.0%       84,953        100.0%      78,877       100.0%

Less:

Deferred loan fees .......         (68)                       (15)                       (3)

Allowances for loan losses         351                        215                       167
                             ---------                  ---------                 ---------

Loans receivable, net ....   $ 115,273                  $  84,753                 $  78,713
                             =========                  =========                 =========
Mortgage loan summary:
Fixed rate loans .........   $  86,145         76.3%    $  55,145         44.4%   $  47,831        61.3%

Adjustable-rate loans ....      26,831         23.7        28,057         55.6       30,156        38.7
                             ---------    ---------     ---------    ---------    ---------   ---------

Total mortgage loans .....   $ 112,976        100.0%    $  83,202        100.0%   $  77,987       100.0%
                             =========    =========     =========    =========    =========   =========

                                                      At September 30,
                             -----------------------------------------------------------------
                                   1997                    1996                   1995
                             -----------------------------------------------------------------
                                        Percent                Percent
                                          Of                     Of
                              Amount     Total      Amount      Total       Amount    Total
                             -------   ---------    -------   ---------    -------   ---------
Mortgage loans:
One- to four-family(1) ...   $59,301        89.9%   $52,579        89.3%   $52,017        89.6%

Construction .............     1,377         2.1      1,003         1.7        352         0.6

Home equity ..............     2,314         3.5      2,197         3.8      2,122         3.7

Commercial real estate ...     2,073         3.2      2,255         3.8      2,660         4.6
                             -------   ---------    -------   ---------    -------   ---------

   Total mortgage loans ..    65,065        98.7     58,034        98.6     57,151        98.5

Other loans:

Commercial business ......        36         0.0         15         0.0         20         0.0

Consumer .................       630         1.0        675         1.1        669         1.1

Savings account loans ....       174         0.3        148         0.3        209         0.4
                             -------   ---------    -------   ---------    -------   ---------

   Total other loans .....       840         1.3        838         1.4        898         1.5
                             -------   ---------    -------   ---------    -------   ---------

   Total loans receivable     65,905       100.0%    58,872       100.0%    58,049       100.0%

Less:

Deferred loan fees .......        28                     22                     16

Allowances for loan losses       139                    123                    114
                             -------                -------                -------

Loans receivable, net ....   $65,738                $58,727                $57,919
                             =======                =======                =======
Mortgage loan summary:
Fixed rate loans .........   $28,864        44.4%   $17,885        30.8%   $11,074        19.4%

Adjustable-rate loans ....    36,201        55.6     40,149        69.2     46,077        80.6
                             -------   ---------    -------   ---------    -------   ---------

Total mortgage loans .....   $65,065       100.0%   $58,034       100.0%   $57,151       100.0%
                             =======   =========    =======   =========    =======   =========


     Residential Mortgage Loans. The primary focus of the Company's lending activities are mortgage loans secured by first liens on one-to-four family owner-occupied or rental residential real estate. At December 31, 1999, approximately $100.2 million, or 86.7%, of the Company's total loan portfolio consisted of such loans. The Company offers both adjustable rate mortgages ("ARMs") and fixed-rate mortgage loans. The relative proportions of fixed-rate loans versus ARMs originated by the Company depends principally upon current customer preference, which is generally driven by general economic and interest rate conditions and the pricing offered by the Company's competitors. At December 31, 1999, approximately 20.3% of the Company's residential one-to-four family owner-occupied first mortgage portfolio were ARMs and approximately 79.7% were fixed rate loans. The percentage represented by fixed rate loans has increased from 61.7% at September 30, 1998, to 79.7% at December 31, 1999, principally due to customer preference for fixed-rate loans during current periods of low interest rates. The ARMs generally carry annual caps and life-of-the-loan ceilings, which limit interest rate adjustments.

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

     Fixed-rate residential mortgage loans are generally originated by the Company for terms of 15 to 30 years. Although 30 year fixed-rate mortgage loans may adversely affect the Company's net interest income in periods of rising interest rates, the Company originates such loans to satisfy customer demand. Such loans are generally originated at initial interest rates which exceed the fully indexed rate on ARMs offered at the same time. Fixed-rate residential mortgage loans originated by the Company generally include due-on-sale clauses, which permit the Company to demand payment in full if the borrower sells the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates of the Company's fixed-rate mortgage loan portfolio, and the Company will generally exercise its rights under these clauses if necessary to maintain market yields.

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

     The Company offers residential single family construction loans to persons who intend to occupy the property upon completion of construction. Upon completion of construction, these loans are automatically converted into permanent residential mortgage loans and classified as such. The proceeds of the construction loan are advanced in stages on a percentage of completion basis as construction progresses. The loans generally provide for a construction period of not more than six months during which the borrower pays interest only. In recognition of the risks involved in such loans, the Company carefully monitors construction through regular inspections and the borrower must qualify for the permanent mortgage loan before the construction loan is made. At December 31, 1999, the Company had 15 construction loans with an aggregate outstanding principal balance of $924,000. The Company's delinquency experience with its construction loans has been favorable. At the end of each fiscal year since September 30, 1992, the Company had no non-performing construction loans.

     Home Equity Loans. The Company makes home equity loans, representing loans secured by junior mortgages on one-to-four family owner-occupied residences. These loans are of two types. The Company offers a home equity line of credit secured by a residential mortgage, normally a second lien. These loans have adjustable rates of interest and generally provide for an initial advance period of five or ten years, during which the borrower pays interest only, or interest plus a nominal principal amount, and can borrow, repay, and reborrow the principal balance. This is followed by a repayment period, generally ten years, during which the balance of the loan is repaid in principal and interest installments. The Company also offers regular amortizing home equity loans. These loans are fully advanced at closing and repayable in monthly principal and interest installments over a period not to exceed 10 years. Second mortgage loans are limited to a maximum loan to value ratio, including prior liens, of not more than 80%. At December 31, 1999, the Company had $1.5 million in outstanding advances on home equity lines of credit and $1.6 million in regular amortizing home equity loans.

     Commercial Mortgage Loans. The Company originates fixed and adjustable rate mortgage loans secured by office buildings, retail establishments, and other types of commercial property, almost always secured by property located in the Company's market area or adjoining communities. For the past 15 months, the Company has concentrated on increasing its commercial mortgage loan portfolio. At December 31, 1999, the Company's commercial mortgage loan portfolio was $9.6 million, or 8.3% of total loans, compared to $1.8 million only 15 months earlier. At December 31, 1999, the Company's largest such loan was a participation loan with a local savings bank in which the Company's participation was $1.5 million, or 30% of the total loan. The loan is secured by unimproved land with subdivision approval in Rockland County. With the recent expansion of commercial lending activities, larger balance originations could occur in the future.

     The Company makes commercial mortgage loans with loan to value ratios up to 80%, terms up to 20 years, and amortization periods up to 20 years. At December 31, 1999, $3.2 million of the Company's commercial mortgage loans had adjustable rates and $6.4 million had fixed rates.

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

     Consumer Loans. The Company also makes short-term fixed-rate consumer loans either unsecured or secured by savings accounts, automobiles or other consumer assets. Consumer loans, excluding these secured by real estate, totaled $762,000, or 0.7% of total loans, at December 31, 1999. These loans generally have an average term of not more than five years and have interest rates higher than mortgage loans. The shorter terms to maturity are helpful in managing the Company's interest rate risk. These loans are generally underwritten based upon the borrower's ability to repay and the value of the collateral for the loan. Collateral value, except for loans secured by bank deposits or marketable securities, is a secondary consideration because personal property collateral generally rapidly depreciates in value, is difficult to repossess, and rarely generates close to full value at a forced sale.

     Commercial Business Loans. The Company has diversified its lending to include business loans in its communities. Business loans at December 31, 1999, totaled $1.8 million representing 1.6% of total loans, compared to only $170,000, only 15 months earlier.

     The Company intends to pursue additional commercial non-mortgage loans in the future in order to diversify its loan offering and expand its customer base. Commercial non-mortgage loans are more likely to have both shorter terms to maturity and adjustable interest rates when compared to residential first mortgage loans, and also generally have higher yields. The Company intends to offer such loans on both an unsecured and a secured basis, with the secured loans having collateral such as machinery, equipment, accounts receivable, other business assets or marketable securities.

     Commercial business loans are generally perceived as having greater risks that residential first mortgage loans because historically they have higher default rates. The collateral often declines rapidly in value or is difficult to sell when not part of a successful ongoing business. In order to protect against these risks, the Company markets it commercial non-mortgage loans principally to businesses within its local market area where the Company has substantial knowledge and expertise regarding local business and economic conditions. The Company also requires personal guaranties of business principals as additional support for these loans.

     Origination of Loans. Loan originations come from a number of sources. Residential loan originations result from advertising, the efforts of the Company's loan officers, and in-house loan originators, and referrals from other borrowers, real estate brokers and builders. The Company originates loans through its own efforts and does not use mortgage brokers, mortgage bankers or other fee paid loan finders. The Company does not originate loans independent of the Bank, except for the loan made to the Company's ESOP, which was used to purchase stock in the Conversion. The ESOP loan is not recorded as an asset on the Company's consolidated financial statements and is excluded throughout this discussion of the Company's lending business.

     All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Bank's Board of Directors. Officers of the Bank have the authority to approve loans at differing levels established by the Board of Directors based upon the position and expertise of the officer. The Board of Directors must approve all loans over $500,000, in advance. All other loans are reviewed by the Bank's ad hoc loan committee after approval.

     As a federal savings bank, the aggregate amount that the Bank may lend to any one borrower is generally limited to 15% of unimpaired capital and surplus (25% if the security for such loan has a "readily ascertainable" value or 30% for certain residential development loans). At December 31, 1999, 15% of the Bank's capital and surplus was approximately $3.7 million. On that date, the Bank's largest aggregate loan relationship was $1.8 million, represented by three loans to affiliated borrowers. One of the three component loans, a participation loan with a balance owed to the Bank at December 31, 1999 of $990,000, is secured by mixed use commercial property in Goshen. The two related loans include a residential mortgage loan on the primary residence of a principal of the commercial loan borrower and a mortgage loan on a vacant land with infrastructure improvements and subdivision approval. The Bank had four other loan relationships at December 31, 1999 with balances in excess of $1.0 million. The second relationship, is a participation loan with another savings bank in the amount of $1.5 million, secured by vacant land with subdivision approval in Rockland County. The other relationship, in the amount of $1.4 million, includes the participation loan mentioned above in the amount of $990,000, and a residential mortgage loan and home equity loan to another principal of the commercial loan borrower and a mortgage loan on a mixed used commercial property in Goshen. The other relationship, in the amount of $1.2 million, includes two participation loans on property in Rockland County. The other relationship in the amount of $1.1 million is secured by commercial property in Orange County. At December 31, 1999, the Bank had 29 loans outstanding with principal balances in excess of $250,000 compared to 7 at September 30, 1998, and an additional 42 loans with principal balances from $200,000 to $250,000, as compared to 18 as of September 30, 1998. None of these loans was past due 90 days or more on December 31, 1999 or otherwise classified as non-performing.

     The following table sets forth the Bank's loan originations, loan sales and principal repayments for the periods indicated.

                                                       3 Months
                                      Year Ended         Ended          Year Ended       Year Ended
                                      December 31,     December 31,    September 30,    September 30,
                                         1999             1998             1998              1997
                                       ---------        ---------        ---------        ---------
                                                               (In Thousands)

Total loans, beginning of period       $  84,953        $  78,877        $  65,905        $  58,872
                                       ---------        ---------        ---------        ---------

Loans originated:
Residential 1 to 4 family (1) ..          35,821            5,321           18,208           10,017
Commercial real estate .........           9,663            1,580               --               17
Construction loans .............           2,607              487            1,846            2,092
Commercial business loans ......           2,633              938               --               --
Consumer loans .................             761              128              699            1,127
                                       ---------        ---------        ---------        ---------
    Total loans originated .....          51,485            8,454           20,753           13,253

Loans purchased ................              --               --               --               --

Loans sold .....................              --               --               --               --

Principal repayments ...........         (20,878)          (2,366)          (7,666)          (6,206)
Total charge-offs ..............              (4)             (12)            (115)             (14)
                                       ---------        ---------        ---------        ---------
Net loan activity ..............          30,603            6,076           12,972            7,033
                                       ---------        ---------        ---------        ---------
  Total loans, end of period ...       $ 115,556        $  84,953        $  78,877        $  65,905
                                       =========        =========        =========        =========

(1) Includes home equity loans secured by junior liens on one-to-four family owner-occupied residences.

     The Company does not purchase loans. Prior to fiscal 1995, the Company sold part of its fixed rate residential mortgage loan production to FNMA and retained the right to service those loans. At December 31, 1999, the Company's portfolio of loans serviced for FNMA totaled $5.5 million. The Company did not service loans for any other investors at that date. The Company has never purchased loan servicing rights.

     Loan Maturity. The following table shows the contractual maturity of the Company's loan portfolio at December 31, 1999. Loans are shown as due based on their contractual terms to maturity. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses. Non-performing loans are shown as being due based upon their contractual maturity without regard to acceleration due to default.

                                                                 At December 31, 1999
                                      ---------------------------------------------------------------------------
                                       One- to                                                           Total
                                        Four-            Home         Commercial         Other           Loans
                                       Family           Equity        Real Estate        Loans         Receivable
                                      ---------        ---------      -----------      ---------       ----------
                                                                    (In Thousands)
Contractual maturity:
  Within 1 year ...............       $      84        $      --       $   2,230       $   1,212       $   3,526
  After 1 year:
     1 to 3 years .............             449               16             766             415           1,646
     3 to 5 years .............             496               81           2,270             688           3,535
     5 to 10 years ............           4,830            1,690           2,514             239           9,273
     Over 10 years ............          94,347            1,366           1,837              26          97,576
                                      ---------        ---------       ---------       ---------       ---------
     Total due after one year .       $ 100,122        $   3,153       $   7,387       $   1,368       $ 112,030
                                      ---------        ---------       ---------       ---------       ---------
  Total amounts due ...........       $ 100,206        $   3,153       $   9,617       $   2,580       $ 115,556
                                      =========       =========       =========       =========
Less:
  Deferred loan fees, net .....                                                                              (68)
  Allowance for loan losses ...                                                                              351
                                                                                                       ---------
  Loans receivable, net .......                                                                        $ 115,273
                                                                                                       =========

     The following table sets forth at December 31, 1999, the dollar amount of loans due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                               Due After December 31, 2000
                                        ----------------------------------------
                                         Fixed         Adjustable        Total
                                        --------       ----------       --------
                                                     (In Thousands)
Mortgage loans:
  One- to four-family ..........        $ 79,732        $ 20,390        $100,122
   Home equity .................           1,649           1,504           3,153
  Commercial real estate .......           5,933           1,454           7,387
Other loans ....................           1,296              72           1,368
                                        --------        --------        --------
Total loans receivable .........        $ 88,610        $ 23,420        $112,030
                                        ========        ========        ========

Asset Quality

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Company attempts to cause the deficiency to be cured by contacting the borrower. Late notices are sent when a payment is more than 15 days past due and a late charge is generally assessed at that time. The Company attempts to contact personally any borrower who is more than 30 days past due. In most cases, deficiencies are cured promptly. All loans past due 60 days or more, and all loans in which the borrower is delinquent in the payment of real estate taxes regardless of payment status, are added to a watch list and an employee contacts the borrower on a regular basis to seek to cure the delinquency. If a loan becomes past due 90 days, the Company refers the matter to an attorney, who first seeks to obtain payment without litigation and, if unsuccessful, generally commences a foreclosure action or other appropriate legal action to collect the loan. A foreclosure action, if the default is not cured, generally leads to a judicial sale of the mortgaged real estate. The judicial sale is normally delayed if the borrower files a bankruptcy petition because the foreclosure action cannot be continued unless the Company first obtains relief from the automatic stay provided by the Bankruptcy Code.

     If the Company acquires the mortgaged property at foreclosure sale or accepts a voluntary deed in lieu of foreclosure, the Company then classifies the property as Real Estate Owned ("REO") until the Company sells it. At December 31, 1999, the Company had no REO. When the Company acquires REO, the Company records the property at the lower of the principal balance of the loan or fair value of the property less costs of sale and the Company charges to the allowance for loan losses any shortfall between the recorded value of the property and the carrying value of the loan. Thereafter, the Company reflects changes in the value of the REO as a valuation allowance. The Company may finance sales of REO by "loans to facilitate," which involve a lower down payment, a longer repayment term or other more favorable features than the Company would grant under its regular underwriting guidelines. Currently, the Company has no "loans to facilitate."

     The following table sets forth information with respect to the Company's non-performing assets (which generally include loans that are delinquent for 90 days or more and real estate owned) at the dates indicated.

                                           At December 31,                             At September 30,
                                      ------------------------      ------------------------------------------------------
                                         1999          1998           1998           1997           1996           1995
                                      ---------      ---------      ---------      ---------      ---------      ---------
                                                                     (Dollars in Thousands)
Non-accrual loans:
  Loans in non-accrual status:
  One- to four-family ...........     $      --      $      92      $      --      $      --      $      16      $     157
  Home equity ...................            --             --             --             --             --             --
  Commercial real estate ........            --             --             --             --             --             --
                                      ---------      ---------      ---------      ---------      ---------      ---------
     Total mortgage loans .......            --             --             --             --             16            157
                                      ---------      ---------      ---------      ---------      ---------      ---------
  Consumer loans ................                           --             --             --             --             --
     Total non-accrual ..........            --             --             --             --             16            157
                                      ---------      ---------      ---------      ---------      ---------      ---------
  Accruing Loans delinquent
     90 days or more:
  Mortgage loans ................            --             --             --             --             --             68
  Home equity ...................            --             --             --             --             --             --
  Other loans ...................            --             --              4             --             --             --
                                      ---------      ---------      ---------      ---------      ---------      ---------
     Total ......................            --             --              4             --             --             68
                                      ---------      ---------      ---------      ---------      ---------      ---------
Total non-performing loans ......            --             --              4             --             16            225
Foreclosed and in substance
foreclosed real estate ..........            --             --             94             --             --             --
                                      ---------      ---------      ---------      ---------      ---------      ---------
Total non-performing assets .....     $      --      $      92      $      98      $      --      $      16      $     225
                                      =========      =========      =========      =========      =========      =========
Ratio of non-performing loans to
   total loans                             0.00%          0.11%          0.01%          0.00%          0.03%          0.39%
Ratio of non-performing assets to
   total assets .................          0.00%          0.07%          0.07%          0.00%          0.02%          0.22%

     At December 31, 1999, management had identified as a potential problem loan one commercial line of credit loan with a principal balance of $48,000, in which the borrower has filed Chapter 11 bankruptcy. Although the loan is secured by inventory and receivables, and guaranteed by the principal of the borrower some loss may occur. Management believes that the allowance for loan losses is adequate to cover the loss, if any, on such loan. At December 31, 1999, there were no other loans not included in the table above with regard to which management had information about possible credit problems of the borrower that caused management to seriously doubt the ability of the borrower to comply with present loan repayment terms.

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

     In each of the past three fiscal years, interest which the Company did not accrue for nonaccrual loans was less than $5,000.

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

     Assets classified as Substandard or Doubtful require the Bank to establish prudent valuation allowances. If an asset or portion thereof is classified as Loss, the Bank must either establish a specific allowance for loss equal to 100% of the portion of the asset classified Loss or charge off such amount. If the Bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review of its loans at December 31, 1999, the Bank had one loan in the amount of $48,000 classified as substandard, and no loans categorized by management as "Special Mention."

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

     The following table analyzes activity in the Company's allowance for loan losses during the fiscal years indicated.

                                           At December 31,                    At September 30,
                                          -----------------       -----------------------------------------
                                          1999         1998        1998        1997        1996        1995
                                          -----       -----       -----       -----       -----       -----
                                                              (Dollars in Thousands)
Allowance, beginning of period ......     $ 215       $ 167       $ 139       $ 123       $ 114       $ 106
Provision:
      Residential 1-4 family ........        32          10          70           5          --          15
      Commercial real estate ........        53          25          --          --          --          --
      Consumer and Business .........        55          25          --          15          24          14
                                          -----       -----       -----       -----       -----       -----
        Total provision .............       140          60          70          20          24          29
Charge-offs:
      Residential 1-4 family ........        --          --         (43)         --          --          --
      Consumer ......................        (5)        (12)         --         (14)        (18)        (22)
                                          -----       -----       -----       -----       -----       -----
         Total charge-offs ..........        (5)        (12)        (43)        (14)        (18)        (22)
                                          -----       -----       -----       -----       -----       -----
Recoveries:
      Residential 1-4 family ........        --          --          --          --          --          --
      Consumer ......................         1          --           1          10           3           1
                                          -----       -----       -----       -----       -----       -----
         Total recoveries ...........         1          --           1          10           3           1
                                          -----       -----       -----       -----       -----       -----
Net (charge-offs) recoveries ........        (4)        (12)        (42)         (4)        (15)        (21)
                                          -----       -----       -----       -----       -----       -----
Allowance, end of period ............     $ 351       $ 215       $ 167       $ 139       $ 123       $ 114
                                          =====       =====       =====       =====       =====       =====
Allowance as a percent of total loans      0.30%       0.25%       0.21%       0.21%       0.21%       0.19%

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                      At December 31,                                     At September 30,
                          --------------------------------------     ----------------------------------------
                                 1999                1998                  1998                 1997
                          -----------------     ----------------     ----------------     ---------------
                                    Percent              Percent              Percent             Percent
                                    Of Loans             Of Loans             of Loans            Of Loans
                                    to Total             To Total             to Total            To Total
                          Amount     Loans      Amount    Loans      Amount    Loans      Amount    Loans
                          ------     -----      ------    -----      ------    -----      ------    -----
                                                                    (Dollars in Thousands)
Allowance allocated to:
Residential 1-4 family      $163      89.45%     $131      93.97%     $121      96.56%     $117      95.58%
Commercial real estate        96       8.32%       43       3.97%       18       2.31%       --       3.15%
Commercial business ...       60       1.57%       15       1.21%       --         --        --         --
Consumer and other ....       32       0.66%       26       0.85%       28       1.13%       22       1.27%
                            ----     ------      ----     ------      ----     ------      ----     ------
Total allowance .......     $351     100.00%     $215     100.00%     $167     100.00%     $139     100.00%
                            ====     ======      ====     ======      ====     ======      ====     ======


Environmental Issues

     The Company encounters certain environmental risks in its lending activities. Under federal and state environmental laws, lenders may become liable for costs of cleaning up hazardous materials found on property securing their loans. In addition, the presence of hazardous materials may have a substantial adverse effect on the value of such property as collateral and may cause economic difficulties for the borrower, causing the loan to go into default. Although environmental risks are usually associated with loans secured by commercial real estate, risks also may exist for loans secured by residential real estate if, for example, there is nearby commercial contamination or if the residence was constructed on property formerly used for commercial purposes. Environmental risk questionnaires are required for all commercial mortgages. Upon, review of the questionnaire further environmental assessment may be required. The Company attempts to control its risk by requiring a phase one environmental assessment for all loans over $500,000 by a Company-approved engineer as part of its underwriting review for all mortgage loans other than those secured by one-to-three family residences.

     The Company believes its procedures regarding the assessment of environmental risk are adequate and, as of December 31, 1999, the Company was unaware of any environmental issues with respect to any of its mortgage loans which are believed to expose the Company or any collateral for any of its loans to any material liability at this time. However, no assurance can be given that the values of properties securing loans in the Company's portfolio will not be adversely affected by unforeseen environmental risks.

Investment Activities

     General. The investment policy of the Company and the Bank, approved by the Boards of Directors, is based upon asset/liability management goals and is designed primarily to provide satisfactory yields while maintaining adequate liquidity, a balance of high quality, diversified investments, and minimal risk. The investment policy is implemented by the Senior Vice President & Chief Financial Officer.

     As required by SFAS 115, securities are classified into three categories: trading, held-to-maturity and available-for-sale. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in trading account activities in the statement of earnings. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. All other securities are classified as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of retained earnings. The Company has not had a trading securities portfolio since 1994 and has no current plans to maintain such a portfolio. At December 31, 1999, $46.9 million of investment securities were classified as available-for-sale and none were classified as held to maturity. At December 31, 1999, $1.5 million of mortgage-backed securities were classified as held to maturity with a fair value of $1.5 million, and $2.0 million were classified as available for sale.

     Investment Securities. The Company's investment securities portfolio totaled $46.9 million at December 31, 1999. It is the policy of the Company to invest in debt securities issued by the United States Government, its agencies, municipalities and corporations. In order to benefit from higher yields, the Company invests in callable government agency debt securities, which totaled $37.7 million, or 80.5% of investment securities, at December 31, 1999. The Company also invests in the Institutional Investors Capital Appreciation Fund, Inc. ("IICAF"), a mutual fund which invests principally in common stocks of companies listed on the New York Stock Exchange that have paid regular dividends for at least ten consecutive fiscal years. At December 31, 1999, the Company's investment in IICAF shares totaled $2.8 million.

     At December 31, 1999, the Bank had an investment of $2.1 million in stock of the FHLBNY, which investment was necessary for the Bank to maintain its membership in the FHLBNY and to utilize FHLBNY borrowing facilities. If the Bank increases its FHLBNY borrowings, the Bank may have to increase its investment in FHLBNY stock because the Bank must own FHLBNY stock at least equal to 5% of its borrowings. The Bank's yield on FHLBNY stock was 6.81% for the fiscal year ended December 31, 1999.

     Mortgage-Backed Securities. The Company invests in mortgage-backed securities to supplement the yields on its loan portfolio. At December 31, 1999, the Company's mortgage-backed securities portfolio totaled $3.5 million, of which $1.5 million was classified as held to maturity and $2.0 million was classified as available for sale. The Company's most recent purchases of mortgage-backed securities have been classified as available for sale and the Company expects that it will continue to so classify future purchases to maintain flexibility. At December 31, 1999, all of the Company's mortgage-backed securities were issued or guaranteed by FNMA, FHLMC or GNMA. The Company's mortgage-backed securities portfolio had a weighted average yield of 6.45% at December 31, 1999.

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

     The following table sets forth certain information regarding the amortized cost and fair value of the Company's available for sale and held to maturity securities portfolios at the dates indicated.

                                                      At December 31,                                 At September 30,
                                        --------------------------------------------    --------------------------------------------
                                                1999                   1998                     1998                    1997
                                        --------------------    --------------------    ---------------------   --------------------
                                        Amortized     Fair      Amortized     Fair      Amortized      Fair     Amortized     Fair
                                          Cost        Value       Cost        Value       Cost         Value       Cost       Value
                                        ---------    -------    ---------    -------    ---------     -------   ---------    -------
                                                                              (In Thousands)
Securities Available for Sale:
    U.S. Treasury securities .......     $    --     $    --     $ 1,001     $ 1,003     $ 1,001     $ 1,006     $ 3,497     $ 3,505
    U.S. Government agencies .......      40,743      37,709      20,769      20,758      18,274      18,462       7,123       7,163
    Corporate debt obligations .....       4,051       4,051       6,827       6,918       8,338       8,468      11,879      11,942
    Mortgage-backed securities .....       2,084       2,004       4,401       4,397       5,797       5,804       6,994       6,990
    Other securities ...............          --          --          --          --          --          --         400         400
                                         -------     -------     -------     -------     -------     -------     -------     -------
         Total .....................      46,878      43,764      32,998      33,076      33,410      33,740      29,893      30,000
                                         -------     -------     -------     -------     -------     -------     -------     -------
    FHLBNY stock ...................       2,050       2,050         704         704         704         704         638         638
    Corporate equity securities ....       2,112       3,061       2,112       3,233       2,112       2,834       2,165       2,990
                                         -------     -------     -------     -------     -------     -------     -------     -------
         Total equity securities ...       4,162       5,111       2,816       3,937       2,816       3,538       2,803       3,628
                                         -------     -------     -------     -------     -------     -------     -------     -------
         Total available for .......      51,040      48,875      35,814      37,013      36,226      37,278      32,696      33,628
                                         -------     -------     -------     -------     -------     -------     -------     -------

Securities Held to Maturity:
    Mortgage-backed securities .....       1,471       1,455       2,427       2,452       3,881       3,965       5,653       5,766
                                         -------     -------     -------     -------     -------     -------     -------     -------
    Total held to maturity .........       1,471       1,455       2,427       2,452       3,881       3,965       5,653       5,766
                                         -------     -------     -------     -------     -------     -------     -------     -------

    Total Securities ...............     $52,511     $50,330     $38,241     $39,465     $40,107     $41,243     $38,349     $39,394
                                         =======     =======     =======     =======     =======     =======     =======     =======

     The table below sets forth information regarding the carrying value, weighted average yields and stated maturity of the Company's securities at December 31, 1999. There were no securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total carrying value in excess of 10% of the Company's equity at December 31, 1999.

                                                             At December 31, 1999
                                -------------------------------------------------------------------------------------
                                  One Year or Less     One to Five Years    Five to Ten Years     More than Ten Years
                                -------------------   ------------------    ------------------    -------------------
                                Carrying    Average   Carrying   Average    Carrying   Average    Carrying    Average
                                  Value      Yield      Value     Yield       Value     Yield       Value      Yield
                                --------    -------   --------   -------    --------   -------    --------    -------
                                                            (Dollars in Thousands)
U.S.  Government agency ....     $   955     6.38%     $ 1,000     6.03%     $ 5,004     6.95%     $33,784     6.95%
Corporate debt obligations .       3,553     7.20%         498     6.00%          --       --           --       --
Mortgage-backed securities .          --       --          801     5.95%         380     6.73%       2,374     6.57%
FHLBNY stock ...............          --       --           --       --           --       --        2,050     6.75%
Other equity securities ....          --       --           --       --           --       --        2,112     1.47%
                                 -------               -------               -------               -------
              Total ........     $ 4,508     7.03%     $ 2,299     6.00%     $ 5,384     6.93%     $40,320     6.63%
                                 =======               =======               =======               =======

                                         Total Securities
                                 ------------------------------
                                 Carrying   Average     Market
                                  Value      Yield       Value
                                 --------   -------     ------
U.S.  Government agency ....     $40,743     6.91%     $37,709
Corporate debt obligations .       4,051     7.05%       4,051
Mortgage-backed securities .       3,555     6.45%       3,459
FHLBNY stock ...............       2,050     6.75%       2,050
Other equity securities ....       2,112     1.47%       3,061
                                 -------               -------
              Total ........     $52,511     6.66%     $50,330
                                 =======               =======


Sources of Funds

     General. The Company's primary source of funds is deposits. In addition, the Company derives funds for loans and investments from loan and security repayments and prepayments, from net revenues from operations and, to a lesser extent, from borrowings. Scheduled payments on loans and mortgage-backed and investment securities are a relatively stable source of funds, while savings inflows and outflows and prepayments of loans, mortgage-backed securities and investment securities are less predictable and significantly influenced by general interest rates and money market conditions. The Company uses borrowings to compensate for reductions in other sources of funds.

     Deposits. The Company offers several types of deposit programs to its customers, including passbook and statement savings accounts, NOW accounts, money market deposit accounts, checking accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company's deposits are obtained predominantly from its local market area. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these savings deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain savings deposits. The Company does not use brokers to obtain deposits. At December 31, 1999, the Company had $106.3 million of deposits outstanding.

     The Company prices its deposit offerings based upon market and competitive conditions in its market area. Beginning in fiscal 1996, the Company took steps to decrease its cost of funds by moderating the rates it offered on certificates of deposit. However, after the conversion of Goshen Savings Bank in July 1997, the Company took a more aggressive posture towards deposit pricing in order to increase deposits and leverage the additional capital obtained in the conversion. This new pricing policy involved the creation of a tier pricing structure for money market deposit accounts, with a premium rate offered for higher balance accounts. In addition, the Company modified its approach to certificate of deposit pricing to move its rates to slightly above the average market rates, but not reaching the highest market rates, offered in the local market. The Bank opened its third deposit-taking office in September 1998 in Harriman, New York as part of the expansion of the

Company's business and to seek additional deposits for further leveraging of the Company's capital. The Bank has recently announced that it intends to open a new branch in Bloomingburg, just over the border between Orange and Sullivan Counties in a leased facility located in an office building. Subject to the regulatory review process and the satisfactory progress of the construction of the facility, the Bank expects to open the new branch in the summer.

  The following table sets forth the distribution of the Company's deposit accounts at the dates indicated. Interest rates shown for non-time accounts are the rates in effect at December 31, 1999.

                                                                  At December 31,
                                                 ---------------------------------------------
                                                       1999                     1998
                                                ---------------------    ---------------------
                                                            Percent of               Percent of
                                                 Amount       Total       Amount       Total
                                                --------     --------    --------     --------
                                                            (Dollars in Thousands)
Non-time accounts:
      Savings accounts (3.00%) ............     $ 30,923        29.10%   $ 28,634        30.52%
      NOW accounts (2.25%) ................        7,058         6.64%      5,871         6.26%
      Checking accounts ...................        6,750         6.35%      5,341         5.69%
      Money market accounts (3.00% - 4.90%)       15,848        14.92%     12,275        13.08%
                                                --------     --------    --------     --------
            Total non-time accounts .......       60,579        57.01%     52,121        55.55%
                                                --------     --------    --------     --------
Time accounts:
      3.00-3.99% ..........................           46         0.04%        165         0.18%
      4.00-4.99% ..........................       33,177        31.23%     21,254        22.65%
      5.00-5.99% ..........................       12,244        11.52%     19,760        21.06%
      6.00-6.99% ..........................           19         0.02%        268         0.28%
      7.00-7.99% ..........................          191         0.18%        265         0.28%
                                                --------     --------    --------     --------
            Total time accounts ...........       45,677        42.99%     41,712        44.45%
                                                --------     --------    --------     --------
                   Total deposits .........     $106,256       100.00%   $ 93,833       100.00%
                                                ========     ========    ========     ========


                                                                            At September 30,
                                                -----------------------------------------------------------------------
                                                         1998                    1997                     1996
                                                ---------------------    ---------------------    ---------------------
                                                            Percent of               Percent of               Percent of
                                                 Amount       Total      Amount        Total       Amount        Total
                                                --------     --------    --------     --------    --------     --------
Non-time accounts:
      Savings accounts (3.00%) ............     $ 28,089        31.81%   $ 26,839        31.65%   $ 26,805        32.12%
      NOW accounts (2.25%) ................        4,932         5.58%      4,136         4.87%      3,636         4.36%
      Checking accounts ...................        4,981         5.64%      4,869         4.70%      4,206         5.04%
      Money market accounts (3.00% - 4.90%)       10,958        12.41%      8,892        12.82%     10,457        12.53%
                                                --------     --------    --------     --------    --------     --------
            Total non-time accounts .......       48,960        55.44%     44,736        54.04%     45,104        54.05%
                                                --------     --------    --------     --------    --------     --------
Time accounts:
      3.00-3.99% ..........................          122         0.14%        208         0.42%        501         0.60%
      4.00-4.99% ..........................       19,703        22.31%      8,394        29.75%     25,479        30.53%
      5.00-5.99% ..........................       18,998        21.51%     28,861        14.27%      9,736        11.67%
      6.00-6.99% ..........................          264         0.30%        509         1.12%      2,291         2.75%
      7.00-7.99% ..........................          263         0.30%        275         0.40%        331         0.40%
                                                --------     --------    --------     --------    --------     --------
            Total time accounts ...........       39,350        44.56%     38,247        45.96%     38,338        45.95%
                                                --------     --------    --------     --------    --------     --------
                   Total deposits .........     $ 88,310       100.00%   $ 82,983       100.00%   $ 83,442       100.00%
                                                ========     ========    ========     ========    ========     ========


     The following table sets forth the deposit flows at the Company during the periods indicated.

                                            Year Ended    3 Months Ended              Year Ended
                                           December 31,    December 31,              September 30,
                                              1999             1998             1998             1997
                                             -------          -------          -------          -------
                                                                   (In Thousands)
Net deposits (withdrawals) ........          $ 8,798          $ 4,662          $ 2,128          $(3,587)
Interest credited .................            3,625              861            3,199            3,128
                                             -------          -------          -------          -------
Net increase (decrease) in deposits          $12,423          $ 5,523          $ 5,327          $  (459)
                                             =======          =======          =======          =======

     At December 31, 1999, the Company had $3.1 million in certificates of deposit with balances of $100,000 or more ("jumbo deposits"), representing 2.9% of all deposits, as follows:

            Original                           Interest
              Term                             Rate (1)         Balance
              ----                             --------         -------
                                                             (In Thousands)

         1-3 months .................            3.60%           $  201
         4-6 months .................            4.70%            1,148
         6-12 months ................            4.95%              635
         Over twelve months .........            5.10%              371
                                                                 ------
                                                                 $3,129
                                                                 ======

(1)  Interest rate offered as of December 31, 1999.

     Borrowings. The Company had borrowings of $38.6 million outstanding as of December 31, 1999. During fiscal year ended December 31, 1999, the Company increased borrowings by $28.6 million, of which, $20.0 million were used to purchase investment securities and $8.6 million were used to fund loan growth that exceeded deposit growth. These borrowings were done to increase funds available for investment and improve the leveraging of our capital. Most of the borrowings either have short terms of can be called at the option for the lender. The maximum borrowings outstanding at any time during fiscal 1999 were $39.8 million. To a limited extent, the Company has in the past relied upon borrowed funds or repurchase agreements to supplement its available funds.

 Subsidiary Activities

     As a federal savings bank, the Bank may invest up to 2% of its assets in subsidiaries, with an additional investment of 1% of assets if the investment serves primarily community, inner city and community development. The Bank may also invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal savings bank may engage in directly. The Company is permitted, as a unitary savings and loan holding company, to invest in subsidiaries without limits as to the activities in which the subsidiary engages and without limit as to the amount invested. The sole active subsidiary of the Company is the Bank. The Bank has no subsidiaries.

Personnel

     At December 31, 1999, the Bank had 31 full-time and 8 part-time employees. The Company did not have any employees who were not also employees of the Bank. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Regulation

     The following is a summary of the principal statutes and regulations which affect the Company and the Bank. The Bank, as a federally chartered, FDIC insured, savings bank, derives its powers principally from federal law and is subject to comprehensive regulation of virtually every aspect of its business operations. The following summary is not complete discussion of all regulation affecting the Company or the Bank.

     General Bank Regulation. The Bank's primary federal bank regulator is the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the FDIC as the insurer of its deposits. The Bank must file periodic reports with the OTS. The OTS regularly examines the Bank. As a result of these examinations, the regulators may require that the Bank adjust its loan classifications or allowance for loan losses, take other actions to correct deficiencies found during the examinations, or cease engaging in certain activities. The Bank is permitted to open deposit-taking branches throughout the United States, regardless of local laws regarding branching.

     The OTS may institute enforcement action against the Bank for violations of law or for unsafe and unsound banking practices. Enforcement actions can include the issuance of cease and desist orders, the commencement of removal proceedings in which an employee, officer or director can be removed from involvement with the Bank, the assessment of civil monetary penalties, and injunctive relief. The FDIC may terminate the insurance of deposits, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. The FDIC may instead impose less severe sanctions. Neither the OTS nor the FDIC has ever instituted any enforcement action against the Bank.

     Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limits. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, which equates to a lending limit of $3.7 million, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan to one borrower at December 31, 1999 was represented by three related loans in the aggregate amount of $1.8 million secured by commercial and residential real estate in the Bank's market area.

     The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. The Bank's most recent semi-annual OTS assessment was $19,636.

     The Company is a unitary savings and loan holding company, and its sole FDIC-insured subsidiary, the Bank, is a qualified thrift lender ("QTL", discussed in more detail below). Therefore, the Company generally has broad authority to engage in all types of business activities in which businesses can engage. If the Company were to acquire another insured institution as a separate subsidiary or if the Bank fails to remain a QTL, the Company's activities will be limited to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

     Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of at least 1.5% of tangible assets, (ii) core capital of at least 3.0% of adjusted tangible assets, and (iii) total capital requirement of at least 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At December 31, l999, the Bank had a tangible capital ratio of 14.1%, a core capital ratio of 14.1% and a risk based capital ratio of 28.8%.

     The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the Bank does not anticipate that the prompt corrective action regulations will have a material effect on it.

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

     Dividend Restrictions. The Bank must notify the OTS at least 30 days in advance of declaring a dividend to the Company. If the amount of the dividend would exceed net income in the current year plus net income for the two preceding calendar years, or if after the dividend the Bank would not be adequately capitalized, OTS approval is required before the dividend may be paid. OTS approval is also required if the OTS has not rated the Bank in the two highest categories in the three principal examination rating systems or has notified the Bank that it is a problem institution; or if the payment of the dividend would violate any other statute, regulation, agreement with the OTS or any condition imposed by the OTS.

     The Bank's capital level, examination ratings and other related circumstances are such that advance approval from the OTS would not currently be required to pay a dividend to the Company unless the dividend exceeded the net income measure discussed above.

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

     A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). The Bank satisfied the QTL test at December 31, 1999 and for every month during 1998 and 1999.

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

     Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits, which are not available for investment in higher yielding assets. However, at the present time, the Bank's normal levels of vault cash and other cash-equivalent assets are sufficient so that the reserve requirements do not have a material adverse effect on the Bank. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

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

Item 2

Properties

     The Bank conducts its business through its headquarters in Goshen, a nearby public accommodation drive-up facility, a branch opened in March 1997 at an elder care facility in Goshen and a branch opened in September, 1998, at a former office of a commercial bank in Harriman. The elder care facility is operated by a non-profit corporation of which Director Clifford Kelsey is a director. The Company does not have separate facilities and operates out of the Bank's headquarters. The following table sets forth certain information regarding the Bank's deposit-taking offices.

                                                               Owned/          Approximate       Net Book
Location                              Date acquired            Leased          Square Feet         Value
                                                                                              (In Thousands)
One South Church Street, Goshen,           1971                Owned              10,680           2,214
NY 10924 with adjacent drive-up
facility at 50 South Church Street

214 Harriman Drive                      March 1997             Leased                105              28
Goshen, NY 10924


80 Route 17M                          September 1998           Owned               1,623             526
Harriman, NY 10926


Item 3

Legal Proceedings

     In the ordinary course of its operations, the Bank is a party to routine litigation involving claims incidental to the savings bank business. Management believes that no litigation, threatened or pending, to which the Company or the Bank or their assets is or may become a party, poses a substantial likelihood of potential loss or exposure which would have a material adverse effect on the financial condition or results of operations of the Company or the Bank.


Item 4

Submission of Matters to a Vote of Security Holders

     None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following information included in the Annual Report to Shareholders for the fiscal year ended December 31, 1999, (the "Annual Report"), is incorporated herein by reference: "STOCKHOLDERS' INFORMATION- Common Stock", which appears on page 51 of the Annual Report.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Gap Analysis" AND "- Analysis of Market Risk", which appear on pages 8 through 11 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of GSB Financial Corporation and Subsidiary as of December 31, 1999 and 1998 and September 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the year ended December 31, 1999 and the three months ended December 31, 1998 and the years in the two-year period September 30, 1998, together with the related notes and the independent auditors' report thereon, all of which appears on pages 20 through 50 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information included in the Proxy Statement under the major heading "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS" is incorporated herein by reference: "Director Nominated for a Term Expiring In 2003," "Directors Whose Terms Will Continue Beyond the Meeting," "Board of Directors- Biographical Information," and "Executive Officers Who Are Not Directors," which appears on pages 8 through 10 of the definitive Proxy Statement dated March 16, 2000 and filed with the Securities and Exchange Commission on or about that date (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information included which appears under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," "Option Grants During the Year," "Stockholder Return Performance Presentation," "Transactions with Directors and Officers," "Employment and Retention Agreements" and "Pension Plan" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information included under the Caption "Stock Ownership By Directors, Executive Officers and Certain Other Holders", in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included under the caption "Transactions with Directors and Officers" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a) 1. Financial Statements

     The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by this reference:

Consolidated Statements of Condition at December 31, 1999 and 1998 and September 30, 1998

Consolidated Statements of Operations for the years ended December 31, 1999 and September 30, 1998, 1997 and for the three months ended December 31, 1998

Consolidated Statements of Equity for the years ended December 31, 1999 and September 30, 1998, 1997

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and September 30, 1998, 1997 and for the three months ended December 31, 1998

Notes to Consolidated Financial Statements

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

(b) Reports on Form 8-K filed during the last quarter of fiscal 1999

None

(c) Exhibits Required by Securities and Exchange Commission Regulation S-K

                                TABLE OF EXHIBITS

Exhibit
Number

3.1       Certificate of Incorporation of GSB Financial Corporation *

3.2       By laws of GSB Financial Corporation.*

4.1       Form of Stock Certificate of GSB Financial Corporation.*

10.1 Employment Contract by and between Goshen Savings Bank and Stephen W. Dederick dated as of July 1, 1999.****

10.2 Supplemental Employment Contract by and between GSB Financial Corporation and Stephen W. Dederick dated as July 1, 1999.****

10.3      Schedule of Additional Employment Contracts.****

10.4      Schedule of Additional Supplementary Retention Agreements.***

10.13     GSB Financial Corporation Employee Stock Ownership Plan.**

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement.**

13.1      1999 Annual Report to security holders

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

*** Revised from exhibit as filed with 1997 Form 10K to reflect retirement of one of the named persons.

**** Previously filed as an exhibit to the 10Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Goshen, New York on March 30, 2000.

                                             GSB FINANCIAL CORPORATION


                                             By:  /s/Stephen W. Dederick
                                                  ------------------------
                                             Stephen W. Dederick,
                                             Chief Financial Officer & Treasurer
                                             (duly authorized officer)

                                             By: /s/Rolland B. Peacock III
                                                 -------------------------
                                             Rolland B. Peacock III
                                             Vice President

                                             By: /s/Barbara A. Carr
                                                 -------------------------
                                             Barbara A. Carr
                                             Secretary


     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name and Signature              Title                             Date
------------------              -----                             ----

/s/Stephen W. Dederick          Principal Financial and           March 30, 2000
--------------------------      Accounting Officer
Stephen W. Dederick

 /s/Herbert C. Mueller          Director                          March 30, 2000
--------------------------
Herbert C. Mueller

 /s/Stephen O. Hopkins          Director                          March 30, 2000
--------------------------
Stephen O. Hopkins

 /s/Thomas V. Guarino           Chairman and Director             March 30, 2000
--------------------------
Thomas V. Guarino

 /s/Gene J. Gengel              Director                          March 30, 2000
--------------------------
Gene J. Gengel

 /s/Roy Lippincott              Director                          March 30, 2000
--------------------------
Roy L. Lippincott

/s/Clifford E. Kelsey, Jr.      Director                          March 30, 2000
--------------------------
Clifford E. Kelsey, Jr.

                                TABLE OF EXHIBITS

Exhibit
Number

3.1       Certificate of Incorporation of GSB Financial Corporation *

3.2       By laws of GSB Financial Corporation.*

4.1       Form of Stock Certificate of GSB Financial Corporation.*

10.1 Employment Contract by and between Goshen Savings Bank and Stephen W. Dederick dated as of July 1, 1999.****

10.2 Supplemental Employment Contract by and between GSB Financial Corporation and Stephen W. Dederick dated as July 1, 1999.****

10.3      Schedule of Additional Employment Contracts.****

10.4      Schedule of Additional Supplementary Retention Agreements.***

10.13     GSB Financial Corporation Employee Stock Ownership Plan.**

10.14 GSB Financial Corporation Employee Stock Ownership Plan Loan and Security Agreement.**

13.1      1999 Annual Report to security holders

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

*** Revised from exhibit as filed with 1997 Form 10K to reflect retirement of one of the named persons.

**** Previously filed as an exhibit to the 10Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 15, 1999.