Form 10-Q
period 2000-03-31
GSB FINANCIAL CORP
filed 2000-05-12
CIK 1035351

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

                  For the quarterly period ended March 31, 2000

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Shares, $.01 par value                           1,984,538
    -----------------------------                -----------------------------
          (Title of class)                       (outstanding at May 12, 2000)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


INDEX

PART I.   FINANCIAL INFORMATION                                                                Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2000 (Unaudited) and December 31, 1999..............................         3

          Consolidated Statements of Income for the three months ended
          March 31, 2000 and 1999 (Unaudited)...........................................         4

          Consolidated Statements of Cash Flows for the three months ended March 31,
          2000 and 1999 (Unaudited).....................................................         5

          Notes to Unaudited Consolidated Interim Financial Statements..................         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................         7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk.....................        13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................        13

Item 6.   Exhibits and Reports on Form 8-K..............................................        13

          Signatures....................................................................        15

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (unaudited)
(In thousands except shares and per share amounts)

                                                                      March 31,   December 31,
                                                                      ------------------------
                                                                         2000         1999
                                                                      ---------    ---------
ASSETS
  Cash and due from banks .........................................   $   3,383    $   4,052
  Federal funds sold ..............................................         100          100
                                                                      ---------    ---------
  Cash and cash equivalents .......................................       3,483        4,152
  Investment securities available for sale ........................      48,050       46,871
  Mortgage-backed securities:
    Held to maturity  (estimated market values of $1,376 and
      $1,471 at March 31, 2000 and December 31, 1999, respectively)       1,402        1,471
    Available for sale ............................................       1,893        2,004
  Loans receivable, net ...........................................     117,881      115,273
  Banking house and equipment .....................................       2,970        2,768
  Accrued interest receivable .....................................       1,380        1,315
  Prepaid expenses and other assets ...............................       2,073        2,162
                                                                      ---------    ---------
        Total assets ..............................................   $ 179,132    $ 176,016
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits ......................................................   $ 107,727    $ 106,256
    Mortgagors' escrow deposits ...................................         400          503
    Federal funds purchased .......................................       4,750        3,600
    Borrowings ....................................................      35,000       35,000
    Accrued expenses and other liabilities ........................       2,259        1,548
                                                                      ---------    ---------
        Total liabilities .........................................   $ 150,136    $ 146,907

  Commitments and contingent liabilities

  Stockholders' Equity
    Preferred stock ($0.01 par value; 500,000 shares
      authorized; none issued) ....................................          --           --
    Common stock ($0.01 par value; 4,500,000 shares authorized;
      2,248,250 issued at March 31, 2000 and December 31, 1999) ...          22           22
    Additional paid-in capital ....................................      21,548       21,575
    Retained earnings, substantially restricted ...................      14,801       14,518
    Accumulated other comprehensive income ........................      (1,323)      (1,297)
    Treasury stock, at cost .......................................      (4,343)      (4,052)
    Unearned ISAP stock ...........................................        (406)        (308)
    Unallocated ESOP stock ........................................      (1,303)      (1,349)
                                                                      ---------    ---------
        Total stockholders' equity ................................   $  28,996    $  29,109
                                                                      ---------    ---------
        Total liabilities and stockholders' equity ................   $ 179,132    $ 176,016
                                                                      =========    =========


           See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited)
(In thousands except shares and per share amounts)

                                                                For the Quarter Ended
                                                                       March 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
INTEREST INCOME
   Loans ...............................................      $    2,153      $    1,613
   Federal funds sold ..................................               7              54
   Investment securities ...............................             871             537
   Mortgage-backed securities ..........................              58             107
                                                              ----------      ----------
     Total interest income .............................           3,089           2,311

INTEREST EXPENSE
   Deposit accounts ....................................           1,000             864
   Borrowings ..........................................             582             166
                                                              ----------      ----------
     Total interest expense ............................           1,582           1,030
   Net interest income .................................           1,507           1,281
   Provision for loan losses ...........................              25              15
                                                              ----------      ----------
   Net interest income after provision for loan losses .           1,482           1,266

NON-INTEREST INCOME
   Service charges on deposit accounts .................              44              44
   Other income ........................................              38              28
   Net realized gains on securities ....................              --              --
   Capital gains distributions .........................              --              --
                                                              ----------      ----------
     Total non-interest income .........................              82              72

NON-INTEREST EXPENSE
   Salaries and employee benefits ......................             427             380
   Occupancy and equipment .............................              91              94
   Data processing expenses ............................              78              76
   Other non-interest expense ..........................             302             311
                                                              ----------      ----------
     Total non-interest expense ........................             898             861
                                                              ----------      ----------

   Income before income taxes ..........................             666             477
   Income tax expense ..................................             264             184
                                                              ----------      ----------

   Net income ..........................................      $      402      $      293
                                                              ==========      ==========

   Basic earnings per share ............................      $     0.22      $     0.15
   Weighted average shares outstanding - basic .........       1,792,216       1,926,463
   Diluted earnings per share ..........................      $     0.22      $     0.15
   Weighted average shares outstanding - diluted .......       1,795,535       1,944,691


          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                   --------       --------
                                                                                        (In Thousands)
Cash flows from operating activities:
Net income (loss) ...........................................................      $    402       $    293
Adjustments to reconcile net income to net cash provided by  operating activities:
Depreciation ................................................................            47             43
Provision for loan losses ...................................................            25             15
Fair value provision of ESOP & ISAP shares committed to be released .........            81             72
Gain in maturity/redemption of investment securities available for sale .....            --             --
Increase (decrease) other assets ............................................            54           (182)
Net amortization on investment securities -  available for sale .............            (4)            16
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity .............................................            (3)            (3)
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ...........................................             1              6
Increase (decrease) in accrued expenses and other  liabilities ..............           711            347
                                                                                   --------       --------
Net cash provided by operating activities ...................................         1,314            607
                                                                                   --------       --------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity ............................................            71            298
Purchase of mortgage-backed securities - held to maturity ...................            --             --
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ...........................................           117            745
Proceeds from maturity and redemption of investment
  Securities - available for sale ...........................................           850            500
Proceeds from sale of investment securities - available for sale ............            --             --
Purchase of investment securities - available for sale ......................        (2,090)       (11,315)
Net (increase)  in loans ....................................................        (2,633)        (9,148)
Capital expenditures ........................................................          (249)           (39)
Proceeds from sale of other real estate owned ...............................            --             --
                                                                                   --------       --------
Net cash provided (used) by investing activities ............................        (3,934)       (18,959)
                                                                                   --------       --------

Cash flow from financing activities:
Net increase (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ...........................................         1,471          4,108
Proceeds from borrowings ....................................................            --         10,000
Proceeds from purchased federal funds .......................................         1,150             --
Dividends paid ..............................................................          (119)           (65)
Purchase of treasury stock ..................................................          (448)          (195)
Increase (decrease) in advances from borrowers for taxes
  And insurance .............................................................          (103)            14
                                                                                   --------       --------
Net cash provided by (used in) financing activities .........................         1,951         13,862
                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents ........................          (669)        (4,490)
Cash and cash equivalents at beginning of year ..............................         4,152          8,254
                                                                                   --------       --------
Cash and cash equivalents at end of year ....................................      $  3,483       $  3,764
                                                                                   ========       ========

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during year for:
     Interest on other borrowings ...........................................      $    552       $    131
     Income taxes ...........................................................           134            494

Supplemental schedule of non-cash investing activities:

Change in unrealized gains & losses in investment securities -
  Available for sale ........................................................           (58)          (296)


          See accompanying notes to consolidated financial statements.

GSB Financial Corporation
Notes to Unaudited Consolidated Interim Financial Statements


1.   Basis of Presentation

The consolidated financial statements included herein at or for periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through March 31, 2000, 49,461 shares have been committed to be released from the lien of the ESOP loan and under AICPA Statement of
Position 93-6; these shares are considered outstanding for purposes of calculating per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and is included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options.

The calculations of basic and diluted earnings per share (EPS) for the periods indicated, are included in exhibit 11 of this report.

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

Since the conversion, we have worked to implement our strategy of operating the Bank as a community-based financial institution offering core financial services to individuals and businesses in strategic locations within the Hudson Valley, while exploring appropriate opportunities to leverage the additional capital obtained in the Conversion. The Company has improved its customer service delivery capability, enabling it to provide better services to existing customers and seek to expand its customer base. The Company attracts deposits from its local communities and invests those deposits principally in one-to-four family residential mortgage loans, commercial mortgages and other business loans. Management seeks to maintain a high quality loan portfolio with low levels of delinquencies and non-performing assets by concentrating on residential mortgage loans and real estate secured business loans in its local community. Management also considers other loan types consistent with its mission to serve the local consumer and business community.

The Bank is a federal savings bank with deposits insured by the Bank Insurance Fund ("BIF") of the FDIC. The Bank's primary federal banking regulator is the Office of Thrift Supervision ("OTS").

Our profitability depends principally on net interest income, which is the difference between the income earned on loans and investments and our cost of funds, principally interest paid on deposits and borrowings. Results of operations are also affected by our provision for loan losses. Other sources of income include deposit account fees, loan and loan servicing fees, gains on the sale of securities, capital gain distributions on mutual fund investments, and fees for banking services such as safe deposit boxes. The largest category of non-interest expense is compensation and benefits expense. Other principal categories of non-interest expense include occupancy expense, data processing costs, advertising and marketing expenses, and insurance costs. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

                                                                   For  the Three Months Ended March 31,
                                                 ----------------------------------------------------------------------------
                                                                  2000                                    1999
                                                 ------------------------------------    ------------------------------------
                                                                             Average                                 Average
                                                 Average                      Yield/     Average                      Yield/
                                                 Balance       Interest       Cost(5)    Balance        Interest      Cost(5)
                                                 -------       --------       -------    -------        --------      -------
                                                                            (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ......................      $116,389      $  2,153        7.40%     $ 89,168       $  1,613       7.24%
Mortgage-backed securities ................         3,465            58        6.66         6,428            107       6.66
Investment securities .....................        50,427           871        6.91        34,418            537       6.24
Federal funds sold ........................         1,268             7        2.21         4,943             54       4.37
                                                 --------      --------                  --------       --------
    Total interest-earning assets .........       171,549         3,089        7.20       134,957          2,311       6.85
                                                               --------                                 --------
Non-interest-earning assets ...............         5,492                                   6,643
                                                 --------                                --------
     Total assets .........................      $177,041                                $141,600
                                                 ========                                ========
Interest-bearing liabilities:
Savings accounts ..........................      $ 31,400           234        2.98      $ 29,168            216       2.96
Certificates of deposit ...................        45,664           554        4.85        41,675            493       4.73
Money market ..............................        15,824           174        4.41        13,412            123       3.67
NOW accounts ..............................         6,788            38        2.21         5,731             32       2.23
Other .....................................        39,157           582        5.95        12,911            166       5.14
                                                 --------      --------                  --------       --------
    Total interest-bearing liabilities ....       138,833         1,582        4.56       102,897          1,030       4.00
                                                               --------                                 --------
Non-interest-bearing liabilities ..........         9,306                                   7,228
                                                 --------                                --------
    Total liabilities .....................       148,139                                 110,125
Equity ....................................        28,902                                  31,475
                                                 --------                                --------
     Total liabilities and equity .........      $177,041                                $141,600
                                                 ========                                ========

Net interest income/spread (2)(3) .........                    $  1,507        2.64%                    $  1,281       2.85%
                                                               ========       =====                     ========      =====

Net earning assets/net interest margin (4)       $ 32,716                      3.51%     $ 32,060                      3.80%
                                                 ========                     =====      ========                     =====

Ratio of average interest-earning assets
    to average interest-bearing liabilities                       1.24x                                    1.31x
                                                               ========                                 ========

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

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets were $179.1 million at March 31, 2000 as compared to $176.0 million at December 31, 1999, representing 1.8% growth in assets. The growth was a result of the Company's efforts to leverage its capital, partially offset by the use of funds to repurchase stocks. Loans, net increased $2.6 million, or 2.3%, from $115.3 million to $117.9 million. Residential loans increased by $2.1 million because of origination efforts at a time of slower residential mortgage loan demand due to rising interest rates. The Company also increased its commercial mortgage and other business loans by $400,000. Investment securities available for sale increased by $1.2 million, while mortgage-backed securities decreased by $180,000, since December 31, 1999. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to the scheduled principal payments. Deposits increased by $1.5 million or 1.4% to $107.7 million at March 31, 2000 as compared to $106.3 million at December 31, 1999. The increase includes a $1.1 million increase in deposits in the Harriman branch this past quarter. Core deposits (representing deposits other than certificates of deposit) increased by $2.2 million to $62.8 million at March 31, 2000, as compared to $60.6 million at December 31, 1999, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity decreased to $29.0 million at March 31, 2000, from $29.1 million at December 31, 1999. The $113,000 decrease in equity resulted principally from the repurchase of $448,000 of the Company's stock and a $26,000 adverse change in the net unrealized value of securities held for sale, partially offset by retained earnings. The Company repurchased 38,300 shares of its stock from December 31, 1999 through March 31, 2000. The Company announced on October 21, 1999 a stock repurchase program of 103,492 shares, with 85,300 shares purchased in that program through March 31, 2000.


Comparison  of  Operating  Results For the Three Months Ended March 31, 2000 and
1999

Interest Income was $3.1 million for the first quarter of fiscal 2000 as compared to $2.3 million for the same period in 1999, an increase of $778,000 or 33.7%. The increase in the quarterly interest income was primarily volume related due to a $36.6 million or 27.1%, increase in average earning assets, augmented by a 35 basis point increase in the average yield on earnings assets.

The volume increase was enhanced by a 16 basis point increase in the average yield on loans. Our aggressive efforts to increase our loan portfolio resulted in a $27.2 million increase in the average balance of loans, which was the principal contributor to our $540,000 increase in interest income on loans. Increases in average rates earned on loans also had a positive, but much less significant, effect on interest income. The yields on our loans increased as we sought to increase levels of higher-yielding commercial loans. In addition, new residential mortgage loans were originated at higher rates because of higher market rates, and the yields on adjustable rate loans increased for the same reason. Interest income on investment securities increased by $334,000 for the quarter, due to increases in the average balances of $16.0 million for the period. The Company borrowed funds and invested those funds in investment securities to leverage its balance sheet. The average yield earned on investment securities increased by 67 basis points in comparable quarters, caused by higher market interest rates and because the purchase of callable government agency bonds which tend to have a higher market interest rate than U.S. Treasury securities. Interest earned on mortgage-backed securities decreased by $49,000 due to a $3.0 million decrease in the average balance of mortgage-backed securities resulting from accelerated principal payments. Interest earned on federal funds sold decreased by $47,000 for the quarter ended March 31, 2000, compared to the same period in 1999, due to decreases in the average balances of $3.7 million. The reason for the decrease in average balances was that liquid assets previous sold in the federal funds market were invested in loans as loan growth exceeded the growth in deposits.

Interest Expense was $1.6 million for the quarter ended March 31, 2000 as compared to $1.0 million for the same quarter in 1999. The primary cause of the increase was the tripling of the average balance of borrowings undertaken to fund asset growth and improve leverage. Borrowings, which are the Company's highest cost funding source, increased from an average balance of $12.9 million in the quarter ended March 31, 1999 to $39.2 million in the 2000 quarter. The average cost of borrowings also increased by 81 basis points between the quarters due to an increase in market rates. The $416,000 increase in interest paid on borrowings represented more than 75% of the total $552,000 increase in interest paid. Interest paid on deposits increased $136,000 from the 1999 to the 2000 quarter because average interest bearing deposits increased by $9.7 million, and the average rate paid on deposits increased by 17 basis points. The Company has emphasized lower cost deposit products in order to improve leverage while reducing upward pressures on its cost of funds. Core deposits to total deposits increased to 58.3% at March 31, 2000 compared to 57.4% at March 31, 1999.

Provision for Loan Losses was $25,000 for the quarter of March 31, 2000 compared to $15,000 in the comparable quarter in 1999. The provision for loan losses increased due to the increase in the loan portfolio. There were no non-performing loans at March 31, 2000. At March 31, 2000, the allowance for loan losses was $376,000 representing 0.32% of period end loans. Net charge-offs during the quarter were zero. The Company had one commercial loan in the amount of $48,000 in which the borrower was in bankruptcy at March 31, 2000, and one residential mortgage loan with a principal balance of $19,000, referred for foreclosure due to nonpayment of real estate taxes, but both loans are current. The Company considered the status of these loans when evaluating the appropriate provision for loan losses.

Non-interest income was $82,000 for the quarter ended March 31, 2000 as compared to $72,000 for the same quarter in 1999. The increase of $10,000 is principally caused by an increase in ATM fees from non-customers and commission income from the sale of non-bank investments through Salomon Smith Barney, which started an investment center in the Bank in January.

Non-interest expense was $898,000 for the quarter ended March 31, 2000, compared to $861,000 for the comparable quarter in 1999. The increase in non-interest expenses reflects a $47,000 increase in salaries and benefits, the largest component of this increase was a $25,000 increase in the expense of restricted stock award's as the Company used such awards as part of an incentive program for officers. The additional $22,000 represents increases in salaries and medical expenses. As a result of the effort to control expenses during a period of growth, the Company improved its efficiency ratio from 64.3% for the quarter ended March 31, 1999 to 57.4% for the quarter ended March 31, 2000.

Income tax expense was $264,000 for the first quarter ended March 31, 2000, as compared to $184,000 for the comparable period for 1999. The increases were principally caused by increases in income before taxes.

Warwick Implied Offer. On April 20, 2000, the Company received a letter from Warwick Community Bancorp, Inc. ("WCBI"), which implied a willingness to offer $18 per share to acquire the Company. WCBI simultaneously filed an amendment of its Schedule 13D with the Securities and Exchange Commission which included a copy of the letter. The Board of Directors of the Company is reviewing its alternatives with its investment bankers and legal counsel. Regardless of the results of the Board of Directors review, this situation is likely to increase the Company's expenses for professional fees and similar costs in the immediate future. In addition, as a result of Warwick's actions, the Company has determined that it is not permitted to repurchase its own stock at this time. This has the effect of reducing the Company's ability to use stock repurchases as a tool to manage its relatively high level of capital.


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

The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional funds are available through borrowings. At December 31, 1999, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.8 million, with $9.8 million outstanding as of March 31, 2000. The Bank also had Federal Home Loan Bank borrowings of $30 million at March 31, 2000, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds.

Residential mortgage loan commitments and commercial loan commitments totaled $3.2 million, and $2.9 million at March 31, 2000, respectively, and the Bank had $1.7 million of unused home equity lines of credit and $2.3 million and $370,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2000, totaled $42.2 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

The Bank is subject to the minimum liquidity regulations of the OTS. At March 31, 2000, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and for March 31, 2000, the Bank had liquid assets equal to 6.1% of net withdrawable accounts plus short term borrowings.

The following table sets forth information regarding the regulatory capital ratios of the Bank at March 31, 2000.

                                        Actual             Minimum Capital     For Classification as
                                                                                  Well Capitalized

Bank                               Amount    Ratio         Amount    Ratio        Amount    Ratio
                                                        (Dollars in Thousands)
Tangible Capital                  $24,977    14.06%        2,664      1.50%           --      --
Tier 1 (Core) Capital              24,977    14.06%        5,328      3.00%       $8,880     5.0%
Risk Based Capital:
Tier 1                             24,977    28.33%           --        --         5,388     6.0%
Total                              25,353    28.23%        7,184      8.00%        8,980    10.0%

The Bank was classified as "well capitalized" at March 31, 2000 under OTS regulations.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For information concerning GSB Financial Corporation's quantitative and qualitative disclosures about market risk, refer to Item 7A of the GSB Financial Corporation Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000, and the sections of the Annual Report to Stockholders referenced therein and included in such report on Form 10-K, particularly the discussion at pages 9 through 11 of the Annual Report to Stockholders under the Captions "Gap Analysis" and "Analysis of Market Risk".


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

                                        GSB Financial Corporation

                                        Principal Executive Officers:


Date: May 12, 2000                      /s/  Stephen W. Dederick
                                        --------------------------------------
                                             Stephen W. Dederick
                                             Chief Financial Officer & Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


                                        /s/  Rolland B. Peacock III
                                        --------------------------------------
                                             Rolland B. Peacock III
                                             Vice President


                                        /s/  Barbara A. Carr
                                        --------------------------------------
                                             Barbara A. Carr
                                             Secretary