Form 10-Q
period 2000-06-30
GSB FINANCIAL CORP
filed 2000-08-14
CIK 1035351

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

                  For the quarterly period ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value                              1,984,538
-----------------------------                           ---------------
      (Title of class)                         (outstanding at August 14, 2000)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


INDEX

PART I.    FINANCIAL INFORMATION                                                                                          Page
-------    ---------------------                                                                                          ----
Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           June 30, 2000 (Unaudited) and December 31, 1999........................................................          3

           Consolidated Statements of Income for the three and six months ended
           June 30, 2000 and 1999 (Unaudited).....................................................................          4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)......          5

           Notes to Unaudited Consolidated Interim Financial Statements...........................................          6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................          7

           Quantitative and Qualitative Disclosure about Market Risk..............................................         14

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings......................................................................................         14

Item 6.    Exhibits and Reports on Form 8-K.......................................................................         14

           Signatures.............................................................................................         18

                    GSB Financial Corporation and Subsidiary

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)
               (In thousands except shares and per share amounts)

                                                                          June 30,   December 31,
                                                                           2000          1999
                                                                         ---------    ---------
ASSETS
     Cash and due from banks .........................................   $   3,064    $   4,052
     Federal funds sold ..............................................         100          100
                                                                         ---------    ---------
     Cash and cash equivalents .......................................       3,164        4,152

     Investment securities available for sale ........................      53,116       46,871
     Mortgage-backed securities:
       Held to maturity (estimated market values of $1,293 and
         $ 1,455 at June 30, 2000 and December 31, 1999, respectively)       1,321        1,471
       Available for sale ............................................       1,759        2,004
     Loans receivable, net ...........................................     120,624      115,273
     Banking house and equipment .....................................       3,159        2,768
     Accrued interest receivable .....................................       1,490        1,315
     Prepaid expenses and other assets ...............................       2,233        2,162
                                                                         ---------    ---------

          Total assets ...............................................   $ 186,866    $ 176,016
                                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
    Deposits .........................................................   $ 108,987    $ 106,256
     Mortgagors' escrow deposits .....................................         727          503
    Federal funds purchased ..........................................       3,875        3,600
     Borrowings ......................................................      41,000       35,000
     Accrued expenses and other liabilities ..........................       2,888        1,548
                                                                         ---------    ---------
          Total liabilities ..........................................   $ 157,477    $ 146,907

  Commitments and contingent liabilities

  Stockholders'  Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued) .....................................        --           --
     Common stock ($0.01 par value; 4,500,000 shares authorized;
        2,248,250 issued at June 30, 2000 and December 31, 1999) .....          22           22
     Additional paid-in capital ......................................      21,489       21,575
     Retained earnings, substantially restricted .....................      15,085       14,518
     Accumulated other comprehensive income ..........................      (1,365)      (1,297)
     Treasury stock, at cost .........................................      (4,025)      (4,052)
     Unearned ISAP stock .............................................        (558)        (308)
     Unallocated ESOP stock ..........................................      (1,259)      (1,349)
                                                                         ---------    ---------
          Total stockholders' equity .................................   $  29,389    $  29,109
                                                                         ---------    ---------
          Total liabilities and stockholders' equity .................   $ 186,866    $ 176,016
                                                                         =========    =========

          See accompanying notes to consolidated financial statement.

                    GSB Financial Corporation and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In thousands except shares and per share amounts)

                                                           For the Quarter Ended   For the Six Months Ended
                                                                 June 30,                 June 30,
                                                         -----------------------   -----------------------
                                                            2000         1999         2000         1999
                                                         ----------   ----------   ----------   ----------
INTEREST INCOME
   Loans .............................................   $    2,222   $    1,791   $    4,375   $    3,404
   Federal funds sold ................................            9           10           16           64
   Investment securities .............................          881          678        1,752        1,215
   Mortgage-backed securities ........................           55           88          113          195
                                                         ----------   ----------   ----------   ----------
     Total interest income ...........................        3,167        2,567        6,256        4,878

INTEREST EXPENSE
   Deposit accounts ..................................        1,030          886        2,030        1,750
   Other borrowings ..................................          659          292        1,241          458
                                                         ----------   ----------   ----------   ----------
     Total interest expense ..........................        1,689        1,178        3,271        2,208
   Net interest income ...............................        1,478        1,389        2,985        2,670
   Provision for loan losses .........................           25           20           50           35
                                                         ----------   ----------   ----------   ----------
   Net interest income after provision for loan losses        1,453        1,369        2,935        2,635

NON-INTEREST INCOME
   Service charges on deposit accounts ...............           50           44           94           88
   Other income ......................................           39           33           77           61
   Net realized gains on securities ..................          138         --            138         --
                                                         ----------   ----------   ----------   ----------
     Total non-interest income .......................          227           77          309          149

NON-INTEREST EXPENSE
   Salaries and employee benefits ....................          467          401          894          781
   Occupancy and equipment ...........................           85           79          176          173
   Data processing expenses ..........................           74           67          152          143
   Other non-interest expense ........................          407          328          709          639
                                                         ----------   ----------   ----------   ----------
     Total non-interest expense ......................        1,033          875        1,931        1,736
                                                         ----------   ----------   ----------   ----------

   Income before income taxes ........................          647          571        1,313        1,048
   Income tax expense ................................          245          228          509          412
                                                         ----------   ----------   ----------   ----------

   Net income ........................................   $      402   $      343   $      804   $      636
                                                         ==========   ==========   ==========   ==========

   Basic earnings per share ..........................   $     0.23   $     0.18   $     0.45   $     0.33
   Weighted average shares outstanding - basic .......    1,781,024    1,895,619    1,786,620    1,910,956
   Diluted earnings per share ........................   $     0.22   $     0.18   $     0.44   $     0.33
   Weighted average shares outstanding - diluted .....    1,809,568    1,911,892    1,806,227    1,925,397


          See accompanying notes to consolidated financial statements.

                            GSB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------    ------------
                                                                                            (In Thousands)
Cash flows from operating activities:
Net income (loss) ...............................................................   $        804    $        636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ....................................................................             95              86
Provision for loan losses .......................................................             50              35
Fair value provision of ESOP & ISAP shares committed to be released .............            166             161
Gain in maturity/redemption of investment securities available for sale .........           (138)           --
Increase (decrease) other assets ................................................            (24)           (700)
Net amortization on investment securities -  available for sale .................             (5)             25
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity .................................................             (5)             (7)
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ...............................................              2              10
Increase (decrease) in accrued expenses and other liabilities ...................          1,340           1,060
                                                                                    ------------    ------------

Net cash provided by operating activities .......................................          2,285           1,306
                                                                                    ------------    ------------

Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity ................................................            154             467
Purchase of mortgage-backed securities - held to ................................           --              --
maturity
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ...............................................            136           1,376
Proceeds from maturity and redemption of investment
  Securities - available for sale ...............................................          1,950           4,200
Proceeds from sale of investment securities - available for sale ................            185            --
Purchase of investment securities - available for sale ..........................         (8,355)        (17,785)
Net (increase) in loans .........................................................         (5,401)        (21,436)
Capital expenditures ............................................................           (486)            (74)
Proceeds from sale of other real estate owned ...................................           --              --
                                                                                    ------------    ------------
Net cash provided (used) by investing activities ................................        (11,817)        (33,252)
                                                                                    ------------    ------------

Cash flow from financing activities:
Net increase (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ...............................................          2,731           6,882
Proceeds from borrowings ........................................................          6,000          20,000
Proceeds from purchased federal funds ...........................................            275            --
Dividends paid ..................................................................           (238)           (148)
Purchase of treasury stock ......................................................           (448)         (1,276)
Increase (decrease) in advances from borrowers for taxes
  And insurance .................................................................            224             300
                                                                                    ------------    ------------
Net cash provided by ( used in) financing activities ............................          8,544          25,758
                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents ............................           (988)         (6,188)
Cash and cash equivalents at beginning of year ..................................          4,152           8,254
                                                                                    ------------    ------------
Cash and cash equivalents at end of year ........................................   $      3,164    $      2,066
                                                                                    ============    ============

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during year for:
     Interest on other borrowings ...............................................   $      1,151    $        334
     Income taxes ...............................................................            643             708

Supplemental schedule of non-cash investing activities:

Change in unrealized gains & losses in investment securities -
  Available for sale ............................................................           (113)           (832)


          See accompanying notes to consolidated financial statements.

GSB Financial Corporation
Notes to Unaudited Consolidated Interim Financial Statements

1.   Basis of Presentation

The consolidated financial statements included herein at or for periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through June 30, 2000, 53,958 shares have been committed to be released from the lien of the ESOP loan and under AICPA Statement of Position 93-6; these shares are considered outstanding for purposes of calculating per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and is included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options.

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


                                                                        For  the Three Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                               ----------------------------------------    ----------------------------------------
                                                                             Average                                     Average
                                                Average                       Yield/         Average                      Yield/
                                                Balance       Interest       Cost (5)        Balance       Interest      Cost (5)
                                               -----------   -----------   ------------    -----------    -----------   -----------
                                                                             (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ......................   $   119,557   $     2,222           7.43%   $    98,888    $     1,791          7.24%
Mortgage-backed securities ................         3,283            55           6.70          5,330             88          6.60
Investment securities .....................        52,088           881           6.77         42,103            678          6.44
Federal funds sold ........................           542             9           6.64          1,186             10          3.37
                                              -----------   -----------                   -----------    -----------
    Total interest-earning assets .........       175,470         3,167           7.22        147,507          2,567          6.96
                                                            -----------                                  -----------
Non-interest-earning assets ...............         6,709                                       6,450
                                              -----------                                 -----------
     Total assets .........................   $   182,179                                 $   153,957
                                              ===========                                 ===========
Interest-bearing liabilities:
Savings accounts ..........................   $    32,758           249           3.04    $    30,625            235          3.07
Certificates of deposit ...................        44,216           560           5.07         41,746            490          4.69
Money market ..............................        16,358           179           4.38         13,572            125          3.68
NOW accounts ..............................         7,521            42           2.23          6,156             36          2.34
Other .....................................        42,358           659           6.22         22,812            292          5.12
                                              -----------   -----------                   -----------    -----------
    Total interest-bearing liabilities ....       143,211         1,689           4.72        114,911          1,178          4.10
                                                            -----------                                  -----------
Non-interest-bearing liabilities ..........         9,989                                       8,119
                                              -----------                                 -----------
    Total liabilities .....................       153,200                                     123,030
Equity ....................................        28,979                                      30,927
                                              -----------                                 -----------
     Total liabilities and equity .........   $   182,179                                 $   153,957
                                              ===========                                 ===========

Net interest income/spread (2).(3) ........                 $     1,478           2.50%                  $     1,389          2.86%
                                                            ===========    ===========                   ===========   ===========
Net earning assets/net interest margin (4)    $    32,259                         3.37%   $    32,596                         3.77%
                                              ===========                  ===========    ===========                  ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                        1.23x                                        1.28x
                                                                   ====                                         ====

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

(5)  Yields for the three month periods have been annualized when appropriate.

                                                                     For  the Six Months Ended June 30,
                                               ------------------------------------------------------------------------------------
                                                                2000                                         1999
                                               ----------------------------------------    ----------------------------------------
                                                                             Average                                     Average
                                                Average                       Yield/         Average                      Yield/
                                                Balance       Interest       Cost (5)        Balance       Interest      Cost (5)
                                               -----------   -----------   ------------    -----------    -----------   -----------
                                                                             (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ......................   $   117,956   $     4,375           7.42%   $    94,055    $     3,404          7.24%
Mortgage-backed securities ................         3,375           113           6.70          5,876            195          6.64
Investment securities .....................        51,263         1,752           6.84         38,282          1,215          6.35
Federal funds sold ........................           916            16           3.49          3,054             64          4.19
                                              -----------    -----------                  -----------    -----------
    Total interest-earning assets .........       173,510         6,256           7.21        141,267          4,878          6.91
                                                             -----------                                 -----------
Non-interest-earning assets ...............         6,090                                       6,509
                                              -----------                                 -----------
     Total assets .........................   $   179,600                                 $   147,776
                                              ===========                                 ===========
Interest-bearing liabilities:
Savings accounts ..........................   $    32,247           484           3.00    $    29,900            451          3.02
Certificates of deposit ...................        44,948         1,113           4.95         41,711            983          4.71
Money market ..............................        16,091           353           4.39         13,493            248          3.68
NOW accounts ..............................         7,154            80           2.24          5,945             68          2.29
Other .....................................        40,758         1,241           6.09         17,889            458          5.12
                                              -----------   -----------                   -----------    -----------
    Total interest-bearing liabilities ....       141,198         3,271           4.63        108,938          2,208          4.05
                                                            -----------                                  -----------
Non-interest-bearing liabilities ..........         9,459                                       7,663
                                              -----------                                 -----------
    Total liabilities .....................       150,657                                     116,601
Equity ....................................        28,943                                      31,175
                                              -----------                                 -----------
     Total liabilities and equity .........   $   179,600                                 $   147,776
                                              ===========                                 ===========

Net interest income/spread (2).(3) ........                 $     2,985           2.58%                 $     2,670          2.86%
                                                            ===========    ===========                  ===========   ===========
Net earning assets/net interest margin (4)    $    32,312                        3.44%    $    32,329                        3.78%
                                              ===========                 ===========     ===========                 ===========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                       1.23x                                       1.30x
                                                                  ====                                        ====

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

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets were $186.9 million at June 30, 2000 as compared to $176.0 million at December 31, 1999, representing 6.2% growth in assets. The growth was a result of the Company's efforts to leverage its capital, partially offset by the use of funds to repurchase stock. Loans, net increased $5.4 million, or 4.6%, from $115.3 million to $120.1 million. Residential loans increased by $5.1 million because of origination efforts at a time of slower residential mortgage loan demand due to rising interest rates. Investment securities available for sale increased by $6.2 million, while mortgage-backed securities decreased by $395,000, since December 31, 1999. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to scheduled principal payments. Deposits increased by $2.7 million or 2.6% to $109.0 million at June 30, 2000 as compared to $106.3 million at December 31, 1999. The increase includes a $2.1 million increase in deposits in the Harriman branch during the six months. Core deposits (representing deposits other than certificates of deposit) increased by $4.2 million to $64.8 million at June 30, 2000, as compared to $60.6 million at December 31, 1999, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity increased to $29.4 million at June 30, 2000, from $29.1 million at December 31, 1999. The $280,000 increase in equity resulted principally from net income of $804,000; offset by stock repurchases, dividends, and an increase in unrealized securities losses, but increased by the net effect of various transactions related to the Company's stock-based compensation plans. The Company is no longer subject to the Office of Thrift Supervision rules limiting stock repurchases. The Company is not currently engaged in stock repurchases.

Comparison of Operating Results For the Three and Six Months Ended June 30, 2000 and 1999

Interest Income was $3.2 million for the second quarter of fiscal 2000 as compared to $2.6 million for the same period in 1999, an increase of $600,000 or 23.4%. For the six months ended June 30, 2000, interest income amounted to $6.3 million as compared to $4.9 million for the same period in 1999. The increase in the quarterly interest income was primarily volume related due to a $28.2 million, or 18.3%, increase in average earning assets, augmented by a 26 basis point increase in the average yield on earnings assets. The increase in the six months interest income was primarily volume related due to a $32.2 million, or 22.8%, increase in average earning assets, augmented by a 30 basis point increase in the average yield on earnings assets.

Our aggressive efforts to increase our loan portfolio resulted in increases of $20.7 million for the three month period and $23.9 million for the six month period in the average balance of loans. These increases were the principal contributor to our $431,000 and $971,000 increases in interest income on loans in the three and six month periods. Increases in average rates earned on loans also had a positive, but much less significant, effect on interest income. The yields on our loans increased as we sought to increase levels of higher-yielding commercial loans. In addition, new residential mortgage loans were originated at higher rates because of higher market rates, and the yields on adjustable rate loans increased for the same reason. Interest income on investment securities increased by $203,000 for the quarter, due to increases in the average balances of $10.0 million for the period. Interest income on investment securities increased by $537,000 for the six months, due to increases in the average balances of $13.0 million for the period. The Company borrowed funds and invested those funds in investment securities to leverage its balance sheet. The average yield earned on investment securities increased by 33 and 49 basis points in the comparable periods, caused by higher market interest rates and because the purchase of callable government agency bonds which tend to have a higher market interest rate than U.S. Treasury securities. Interest earned on mortgage-backed securities decreased by $33,000 and $82,000 due to a $2.0 million and $2.5 million decrease in the average balance of mortgage-backed securities in the comparable periods resulting from accelerated principal payments. Interest earned on federal funds sold decreased by $48,000 for the six months ended June 30, 2000, compared to the same period in 1999, due to decreases in the average balances of $2.1 million. The reason for the decrease in average balances was that liquid assets previous sold in the federal funds market were invested in loans as loan growth exceeded the growth in deposits.

Interest Expense was $1.7 million for the quarter ended June 30, 2000 as compared to $1.2 million for the same quarter in 1999. For the six months ended June 30, 2000, interest expense totaled $3.3 million compared to $2.2 million for the same period last year. The primary cause of the increases was an increase in the average balance of borrowings undertaken to fund asset growth and improve leverage. Borrowings, which are the Company's highest cost funding source, increased from an average balance of $22.8 million and $17.9 million in the quarter and six months ended June 30, 1999 to $42.4 million and $40.8 million in the comparable 2000 periods. The average cost of borrowings also increased by 110 and 97 basis points between the respective periods due to an increase in market rates. The $367,000 and $ 783,000 increase in interest paid on borrowings represented more than 70% of the total $511,000 and $1.1 million increase in interest paid.

Interest paid on deposits increased by $144,000 from the 1999 to the 2000 quarters because average interest bearing deposits increased by $8.8 million, and the average rate paid on deposits increased by 25 basis points. Interest paid on deposits increased for the six months ended June 30, 2000 compared to June 30, 1999, by $280,000 because average interest bearing deposits increased by $9.4 million, and the average rate paid on deposits increased by 20 basis points.

Provision for Loan Losses was $25,000 for the quarter of June 30, 2000 compared to $20,000 in the comparable quarter in 1999. The provision for the six months ended June 30, 2000 was $50,000 compared to $35,000 for the comparable period in 1999. The provision for loan losses increased due to the increase in the loan portfolio. There were no non-performing loans at June 30, 2000. At June 30, 2000, the allowance for loan losses was $402,000 representing 0.33% of period end loans. Net charge-offs during the quarter were zero. The Company had one commercial loan in the amount of $47,000 in which the borrower was in bankruptcy at June 30, 2000, and one residential mortgage loan with a principal balance of $19,000 which had been referred to legal counsel for foreclosure due to nonpayment of real estate taxes, but both loans are current as to principal and interest payments. The Company considered the status of these loans when evaluating the appropriate provision for loan losses.

Non-interest income was $227,000 for the quarter ended June 30, 2000 as compared to $77,000 for the same quarter in 1999. The increase of $150,000 is principally caused by an increase of $138,000 in realized security gains in the quarter ending June 30, 2000. Service charges on deposits increased by $6,000 due to the emphasis on opening core deposit relationships. Other income increased by $6,000 due to ATM fees from non-customers and commission income from the sale of non-bank investments through Salomon Smith Barney, which started an investment center in the Bank in January. For the six months ended June 30, 2000, non-interest income totaled $309,000 as compared to $149,000 for the same period in 1999.

Non-interest expense was $1.0 million for the quarter ended June 30, 2000, compared to $875,000 for the comparable quarter in 1999. The increase in non-interest expenses for the quarter reflects a $66,000 increase in salaries and benefits, which is comprised mostly of an increase of $24,000 in incentive stock awards to the officers of the Bank, compared to the same quarter in 1999. The additional $42,000 represents increases in annual salaries and medical expenses for the Company. The Company estimates that $100,000 of the increase in non-interest expense represents additional costs associated with Warwick Community Bancorp's publicly expressed implied acquisition proposal in April 2000. In addition, the increase in the company's stock price, which accompanied Warwick's pronouncement, also increased the Company's recorded expense for certain stock-based compensation plans in which recorded expense is based on current stock price. For the six months ended June 30, 2000 non-interest expense totaled $1.9 million compared to $1.7 million for the comparable period in 1999.

Income tax expense was $245,000 and $509,000 for the second quarter and six months ended June 30, 2000, as compared to $228,000 and $412,000 for the comparable period for 1999. The increases were principally caused by increases in income before taxes.


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

The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional funds are available through borrowings. At June 30, 2000, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.8 million, with $8.9 million outstanding as of June 30, 2000. The Bank also had Federal Home Loan Bank borrowings of $36 million at June 30, 2000, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds.

Residential mortgage loan commitments and commercial loan commitments totaled $5.5 million, and $1.1 million at June 30, 2000, respectively, and the Bank had $1.6 million of unused home equity lines of credit and $2.5 million and $404,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from June 30, 2000, totaled $40.8 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

The Bank is subject to the minimum liquidity regulations of the OTS. At June 30, 2000, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and for June 30, 2000, the Bank had liquid assets equal to 5.4% of net withdrawable accounts plus short term borrowings.

The following table sets forth information regarding the regulatory capital ratios of the Bank at June 30, 2000.

                                                                            For Classification
                                Actual               Minimum Capital        as Well Capitalized
Bank                      Amount        Ratio       Amount       Ratio     Amount          Ratio
                                                   (Dollars in Thousands)
Tangible Capital        $  25,532       13.77%       2,781        1.50%          --          --
Tier 1 (Core) Capital      25,532       13.77%       5,562        3.00%   $   9,270         5.0%
Risk Based Capital:
Tier 1                     25,532       28.52%          --          --        5,371         6.0%
Total                      25,934       28.97%       7,161        8.00%       8,951        10.0%

The Bank was classified as "well capitalized" at June 30, 2000 under OTS regulations.


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

Item 2.   Changes in Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the "Meeting") on April 27, 2000. The purpose of the Meeting was to vote on the following proposals:

     1. The approval of amendments to our Stock Option Plan to provide for accelerated vesting in the event of a hostile change of control or retirement and to permit the grant of options without the restrictions contained in the Stock Option Plan as it now exists;

     2. The approval of amendments to our Incentive Stock Award Plan to provide for accelerated vesting in the event of a hostile change of control or retirement and to permit awards without the restrictions contained in the Incentive Stock Award Plan as it now exists;

     3.   The election of three directors to our Board of Directors; and

     4. The ratification of the appointment of Nugent & Hauessler, P.C. as our auditors for the fiscal year ending December 31, 2000.

The results of the vote on the Proposals were as follows:

Proposal 1:
                  For                   1,485,846
                  Withheld                222,671
                  Abstain                  14,518

Proposal 2:
                  For                   1,487,748
                  Withheld                220,319
                  Abstain                  14,968

Proposal 3:                                       For               Withhold
                  Clifford E. Kelsey, Jr.      1,663,058            59,977
                  Roy L. Lippincott            1,663,068            59,967
                  Herbert C. Mueller           1,663,068            59,967

In addition to Mr. Kelsey, Mr. Lippincott and Mr. Mueller, directors, Mr. Gengel, Mr. Guarino, and Mr. Hopkins continue to serve after the meeting.

Proposal 4:       For                   1,686,474
                  Against                  24,261
                  Abstain                  12,300

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


                                        GSB Financial Corporation
                                        -------------------------
                                        Principal Executive Officers:


Date: August 14, 2000
                                        /s/  Stephen W. Dederick
                                             Stephen W. Dederick
                                             Chief Financial Officer & Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


                                        /s/  Rolland B. Peacock III
                                             Rolland B. Peacock III
                                             Vice President


                                        /s/  Barbara A. Carr
                                             Barbara A. Carr
                                             Secretary