Form 10-Q
period 2000-09-30
GSB FINANCIAL CORP
filed 2000-11-13
CIK 1035351

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

             For the quarterly period ended September 30, 2000

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Common Shares, $.01 par value                  1,984,538
                 (Title of class)            (outstanding at November 13, 2000)

                            GSB FINANCIAL CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          September 30, 2000 (Unaudited) and December 31, 1999..............  3

          Consolidated Statements of Income for the three and nine
          months ended September 30, 2000 and 1999
          (Unaudited).......................................................  4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999
          (Unaudited).......................................................  5

          Notes to Unaudited Consolidated Interim Financial
          Statements........................................................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......... 15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

          Signatures........................................................ 18

GSB Financial Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (unaudited)
(In thousands except shares and per share amounts)

                                                                                                 September 30,        December 31,
                                                                                                 ---------------------------------
                                                                                                      2000                1999
                                                                                                   ---------           ---------
ASSETS
     Cash and due from banks ...............................................................       $   3,732           $   4,052
     Federal funds sold ....................................................................             100                 100
                                                                                                   ---------           ---------
     Cash and cash equivalents .............................................................           3,832               4,152

     Investment securities available for sale ..............................................          51,973              46,871
     Mortgage-backed securities:
       Held to maturity (estimated market values of $1,200 and
         $ 1,455 at September 30, 2000 and December 31, 1999, respectively) ................           1,203               1,471
       Available for sale ..................................................................           1,634               2,004
     Loans receivable, net .................................................................         125,671             115,273
     Banking house and equipment ...........................................................           3,283               2,768
     Accrued interest receivable ...........................................................           1,596               1,315
     Prepaid expenses and other assets .....................................................           2,125               2,162
                                                                                                   ---------           ---------
          Total assets .....................................................................       $ 191,317           $ 176,016
                                                                                                   =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities
     Deposits ..............................................................................       $ 110,215           $ 106,256
     Mortgagors' escrow deposits ...........................................................             198                 503
    Federal funds purchased ................................................................           6,075               3,600
     Borrowings ............................................................................          42,000              35,000
     Accrued expenses and other liabilities ................................................           2,899               1,548
                                                                                                   ---------           ---------
          Total liabilities ................................................................       $ 161,387           $ 146,907

  Commitments and contingent liabilities

  Stockholders' Equity
     Preferred stock ($0.01 par value; 500,000 shares
        authorized; none issued) ...........................................................              --                  --
     Common stock ($0.01 par value; 4,500,000 shares authorized;
        2,248,250 issued at September 30, 2000 and December 31, 1999) ......................              22                  22
     Additional paid-in capital ............................................................          21,522              21,575
     Retained earnings, substantially restricted ...........................................          15,269              14,518
     Accumulated other comprehensive income ................................................          (1,130)             (1,297)
     Treasury stock, at cost ...............................................................          (4,025)             (4,052)
     Unearned ISAP stock ...................................................................            (514)               (308)
     Unallocated ESOP stock ................................................................          (1,214)             (1,349)
                                                                                                   ---------           ---------
          Total stockholders' equity .......................................................       $  29,930           $  29,109
                                                                                                   ---------           ---------
          Total liabilities and stockholders' equity .......................................       $ 191,317           $ 176,016
                                                                                                   =========           =========

     See accompanying notes to consolidated financial statement.

GSB Financial Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited)
(In thousands except shares and per share amounts)


                                                                          For the Quarter Ended           For the Nine Months Ended
                                                                              September 30,                     September 30,
                                                                       ---------------------------       ---------------------------
                                                                           2000            1999              2000             1999
                                                                       ----------       ----------       ----------       ----------
INTEREST INCOME
   Loans .......................................................       $    2,337       $    1,971       $    6,712       $    5,375
   Federal funds sold ..........................................                6                7               22               71
   Investment securities .......................................              939              812            2,691            2,027
   Mortgage-backed securities ..................................               51               75              164              270
                                                                       ----------       ----------       ----------       ----------
     Total interest income .....................................            3,333            2,865            9,589            7,743

INTEREST EXPENSE
   Deposit accounts ............................................            1,082              918            3,112            2,668
   Other borrowings ............................................              748              470            1,989              928
                                                                       ----------       ----------       ----------       ----------
     Total interest expense ....................................            1,830            1,388            5,101            3,596
   Net interest income .........................................            1,503            1,477            4,488            4,147
   Provision for loan losses ...................................               25               20               75               55
                                                                       ----------       ----------       ----------       ----------
   Net interest income after provision for loan losses .........            1,478            1,457            4,413            4,092

NON-INTEREST INCOME
   Service charges on deposit accounts .........................               50               45              144              133
   Other income ................................................               40               33              117               95
   Net realized gains on securities ............................               --               --              138               --
                                                                       ----------       ----------       ----------       ----------
     Total non-interest income .................................               90               78              399              228

NON-INTEREST EXPENSE
   Salaries and employee benefits ..............................              456              410            1,350            1,191
   Occupancy and equipment .....................................               89               82              265              255
   Data processing expenses ....................................               72               71              224              214
   Other non-interest expense ..................................              469              333            1,178              972
                                                                       ----------       ----------       ----------       ----------
     Total non-interest expense ................................            1,086              896            3,017            2,632
                                                                       ----------       ----------       ----------       ----------

   Income before income taxes ..................................              482              639            1,795            1,688
   Income tax expense ..........................................              178              256              687              669
                                                                       ----------       ----------       ----------       ----------

   Net income ..................................................       $      304       $      383       $    1,108       $    1,019
                                                                       ==========       ==========       ==========       ==========

   Basic earnings per share ....................................       $     0.17       $     0.21       $     0.62       $     0.54
   Weighted average shares outstanding - basic .................        1,790,363        1,848,322        1,787,877        1,889,848
   Diluted earnings per share ..................................       $     0.17       $     0.21       $     0.61       $     0.54
   Weighted average shares outstanding - diluted ...............        1,832,435        1,866,617        1,814,172        1,905,358

    See accompanying notes to consolidated financial statements.

                      GSB FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                                                                   Nine Months Ended September 30,
                                                                                                   -------------------------------
                                                                                                       2000              1999
                                                                                                     --------          --------
                                                                                                           (In Thousands)
Cash flows from operating activities:
Net income (loss) ..........................................................................         $  1,108          $  1,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation ...............................................................................              144               130
Provision for loan losses ..................................................................               75                55
Fair value provision of ESOP & ISAP shares committed to be released ........................              352               246
Gain in maturity/redemption of investment securities available for sale ....................             (138)               --
Increase (decrease) other assets ...........................................................             (355)             (872)
Net amortization on investment securities -  available for sale ............................               (9)               31
Net amortization (accretion) on mortgage - backed
  Securities - held to maturity ............................................................               (7)               (3)
Net amortization (accretion) on mortgage - backed
  Securities - available for sale ..........................................................                3                12
Increase (decrease) in accrued expenses and other liabilities ..............................            1,351               788
                                                                                                     --------          --------
Net cash provided by operating activities ..................................................            2,524             1,406
                                                                                                     --------          --------
Cash flows from investing activities:

Proceeds from principal paydowns of mortgage - backed
  Securities -  held to maturity ...........................................................              275               766
Purchase of mortgage-backed securities - held to maturity ..................................               --                --
Proceeds from principal paydowns of mortgage - backed
  Securities - available for sale ..........................................................              408             2,109
Proceeds from maturity and redemption of investment
  Securities - available for sale ..........................................................            3,550             4,700
Proceeds from sale of investment securities - available for sale ...........................              185                --
Purchase of investment securities - available for sale .....................................           (8,454)          (24,304)
Net (increase) in loans ....................................................................          (10,473)          (26,742)
Capital expenditures .......................................................................             (659)              (75)
Proceeds from sale of other real estate owned ..............................................               --                --
                                                                                                     --------          --------
Net cash provided (used) by investing activities ...........................................          (15,168)          (43,546)
                                                                                                     --------          --------

Cash flow from financing activities:
Net increase (decrease) in demand, statement passbook, money
  Market and NOW deposit accounts ..........................................................            3,959             9,904
Proceeds from borrowings ...................................................................            7,000            25,000
Proceeds from purchased federal funds ......................................................            2,475             4,325
Dividends paid .............................................................................             (357)             (231)
Purchase of treasury stock .................................................................             (448)           (1,418)
Increase (decrease) in advances from borrowers for taxes
  And insurance ............................................................................             (305)             (125)
                                                                                                     --------          --------
Net cash provided by ( used in) financing activities .......................................           12,324            37,455
                                                                                                     --------          --------

Net increase (decrease) in cash and cash equivalents .......................................             (320)           (4,685)
Cash and cash equivalents at beginning of year .............................................            4,152             8,254
                                                                                                     --------          --------
Cash and cash equivalents at end of year ...................................................         $  3,832          $  3,569
                                                                                                     --------          --------

Additional Disclosures:

Supplemental disclosures of cash flows information-cash paid during year for:
     Interest on other borrowings ..........................................................         $  1,854          $    804
     Income taxes ..........................................................................              934             1,055

Supplemental schedule of non-cash investing activities:

Change in unrealized gains & losses in investment securities -
  Available for sale .......................................................................              111            (1,356)

    See accompanying notes to consolidated financial statements.

GSB Financial Corporation
Notes to Unaudited Consolidated Interim Financial Statements

1.   Basis of Presentation

The consolidated financial statements included herein at or for periods ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, the quarterly unaudited financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading, however, the results for the periods presented are not necessarily indicative of the results to be expected for the entire year.

The unaudited quarterly financial statement presented herein should be read in conjunction with the annual audited consolidated financial statements of the Company for the fiscal year ended December 31, 1999. Significant intercompany transactions and amounts have been eliminated.

2.   Earnings Per Share

On July 9, 1997, GSB Financial Corporation completed its initial stock offering of 2,248,250 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (179,860) were purchased by the GSB Financial Corporation Employee Stock Ownership Plan ("ESOP") using the proceeds of a loan from the Company to the ESOP. Through September 30, 2000, 58,455 shares have been committed to be released from the lien of the ESOP loan and under AICPA Statement of Position 93-6; these shares are considered outstanding for purposes of calculating per share amounts. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and is included in the computation of basic earnings per share as of the date shares are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options.

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

On August 16, 2000, the Company entered into an agreement to merge with Berkshire Bancorp Inc. When and if the Company and Berkshire Bancorp consummate the merger, our stockholders will receive, for each share of our common stock, either $20.75 per share or, in the alternative, at their election, 0.6027 shares of Berkshire Bancorp common stock. The stock component of the transaction will represent 50.1% of the total consideration, while the cash component will represent 49.9%, subject to possible increase in the stock component up to 60% of the total if a higher number of our stockholders elect to receive stock. The right of our stockholders to elect to receive stock or cash is subject to allocation procedures if the stockholders electing to receive stock do not represent between 50.1% and 60% of our outstanding common stock.

The completion of the transaction with Berkshire Bancorp is subject to many conditions, including the receipt of approval, waiver or non-objection from federal and state bank regulatory authorities. Applications or notices have been filed with the Federal Reserve, the FDIC, the Office of Thrift Supervision and the New York State Banking Department to obtain required approvals, waivers and non-objections. In addition, we must obtain approval by our stockholders and the stockholders of Berkshire Bancorp. We anticipate that the merger will consummate in the first quarter of 2001.

If we complete the merger, we will cease to operate as a separate entity and we will cease to separately file reports under Section 13 of the Securities Exchange Act of 1934. Our operations will be combined with the operations of Berkshire Bancorp for financial statement purposes

The expenses we have incurred and will incur in connection with the negotiation and consummation of the proposed merger with Berkshire Bancorp are treated as expenses for financial statement purposes when they are incurred. Therefore, we anticipate that the proposed merger will have an adverse effect on current period earnings until the merger is completed or abandoned. In addition, most of the expenses of the proposed merger are not deductible to us for tax purposes. Therefore, each dollar of merger-related expense has a greater adverse effect on net income than other normal expenses, which are tax deductible.

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

                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                         2000                                  1999
                                                                         ----                                  ----
                                                             Average    Interest       Average     Average    Interest      Average
                                                             Balance    --------        Yield/     Balance    --------       Yield/
                                                             -------                   Cost (5)    -------                  Cost (5)
                                                                                       --------                             --------
                                                                                      (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ...................................    $123,544    $  2,337         7.57%    $109,116     $  1,971        7.23%
Mortgage-backed securities .............................       3,032          51         6.76        4,548           75        6.56
Investment securities ..................................      54,392         939         6.90       48,739          812        6.67
Federal funds sold .....................................         968           6         2.64        1,116            7        2.69
                                                            --------    --------                  --------     --------
    Total interest-earning assets ......................     181,936       3,333         7.33      163,519        2,865        7.01
                                                                        --------                               --------
Non-interest-earning assets ............................       7,502                                 6,466
                                                            --------                              --------
     Total assets ......................................    $189,438                              $169,985
Interest-bearing liabilities:
Savings accounts .......................................    $ 33,332         253         3.04     $ 32,513          246        3.03
Certificates of deposit ................................      44,157         592         5.36       42,900          504        4.70
Money market ...........................................      17,232         191         4.44       14,112          132        3.73
NOW accounts ...........................................       8,251          46         2.26        6,165           36        2.32
Borrowings .............................................      45,345         748         6.60       34,798          470        5.40
                                                            --------    --------                  --------     --------
    Total interest-bearing liabilities .................     148,317       1,830         4.94      130,488        1,388        4.26
                                                                        --------                               --------
Non-interest-bearing liabilities .......................      11,577                                 9,574
                                                            --------                              --------
    Total liabilities ..................................     159,894                               140,062
Equity .................................................      29,544                                29,923
                                                            --------                              --------
     Total liabilities and equity ......................    $189,438                              $169,985
                                                            ========                              ========

Net interest income/spread(2)(3) .......................                $  1,503         2.39%                 $  1,477        2.75%
                                                                        ========         ====                  ========        ====
Net earning assets/net interest margin(4) ..............    $ 33,619                     3.30%    $ 33,031                     3.61%
                                                            ========                     ====     ========                     ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                 1.23x                                  1.25x
                                                                            ====                                   ====

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

(5)  Yields for the three month periods have been annualized when appropriate.

                                                                          For the  Nine Months Ended September 30,
                                                                          ----------------------------------------
                                                                         2000                                  1999
                                                                         ----                                  ----
                                                             Average    Interest       Average     Average    Interest      Average
                                                             Balance    --------        Yield/     Balance    --------       Yield/
                                                             -------                   Cost (5)    -------                  Cost (5)
                                                                                       --------                             --------
                                                                                      (Dollars in Thousands)
Interest-earnings assets:
Loans receivable (1) ...................................    $119,813    $  6,712         7.47%    $ 99,131     $  5,375        7.23%
Mortgage-backed securities .............................       3,261         164         6.71        5,428          270        6.63
Investment securities ..................................      52,308       2,691         6.86       41,806        2,027        6.46
Federal funds sold .....................................         933          22         3.24        2,401           71        3.94
                                                            --------    --------                  --------     --------
    Total interest-earning assets ......................     176,315       9,589         7.25      148,766        7,743        6.94
                                                                        --------                               --------
Non-interest-earning assets ............................       6,615                                 6,439
                                                            --------                              --------
     Total assets ......................................    $182,930                              $155,205
Interest-bearing liabilities:
Savings accounts .......................................    $ 32,296         736         3.04     $ 30,781          698        3.02
Certificates of deposit ................................      44,686       1,705         5.09       42,111        1,487        4.71
Money market ...........................................      16,474         544         4.41       13,702          379        3.69
NOW accounts ...........................................       7,522         127         2.24        6,019          104        2.30
Borrowings .............................................      42,284       1,989         6.27       23,587          928        5.25
                                                            --------    --------                  --------     --------
    Total interest-bearing liabilities .................     143,262       5,101         4.75      116,200        3,596        4.13
                                                                        --------                               --------
Non-interest-bearing liabilities .......................      10,469                                 8,306
                                                            --------                              --------
    Total liabilities ..................................     153,731                               124,506
Equity .................................................      29,199                                30,699
                                                            --------                              --------
     Total liabilities and equity ......................    $182,930                              $155,205
                                                            ========                              ========

Net interest income/spread (2)(3) ......................                $  4,488         2.50%                 $  4,147        2.81%
                                                                        ========         ====                  ========        ====
Net earning assets/net interest margin (4) .............    $ 33,053                     3.39%    $ 32,566                     3.72%
                                                            ========                     ====     ========                     ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                 1.23x                                  1.28x
                                                                            ====                                   ====

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

Total assets were $191.3 million at September 30, 2000 as compared to $176.0 million at December 31, 1999, representing 8.7% growth in assets. The growth was a result of the Company's efforts to leverage its capital, partially offset by the use of funds to repurchase stock. Loans, net increased $10.4 million, or 9.0%, from $115.3 million to $125.7 million. Residential loans increased by $9.1 million because of origination efforts at a time of slower residential mortgage loan demand due to rising interest rates. Investment securities available for sale increased by $5.1 million, while mortgage-backed securities decreased by $638,000, since December 31, 1999. The increase in investment securities was principally due to the purchase of securities with borrowings to increase leverage. The decrease in mortgage-backed securities was mainly due to scheduled principal payments. Deposits increased by $4.0 million or 3.7% to $110.2 million at September 30, 2000 as compared to $106.3 million at December 31, 1999. The increase includes a $2.6 million increase in deposits in the Harriman branch during the nine months. Core deposits (representing deposits other than certificates of deposit) increased by $5.6 million to $66.2 million at September 30, 2000, as compared to $60.6 million at December 31, 1999, which is attributed to the Company's emphasis on attracting core deposit relationships through its advertising.

Total equity increased to $29.9 million at September 30, 2000, from $29.1 million at December 31, 1999. The $821,000 increase in equity resulted principally from net income of $1.1 million and a decrease of $167,000 in unrealized securities losses; offset by stock repurchases, dividends, and an increase by the net reduction in capital caused by transactions related to the Company's stock-based compensation plans.

Comparison of Operating Results For the Three and Nine Months Ended September 30, 2000 and 1999

Interest Income was $3.3 million for the third quarter of fiscal 2000 as compared to $2.9 million for the same period in 1999, an increase of $468,000 or 16.3%. For the nine months ended September 30, 2000, interest income amounted to $9.6 million as compared to $7.7 million for the same period in 1999. The quarter to quarter increase in interest income was primarily volume related due to a $18.4 million, or 11.3%, increase in average earning assets, augmented by a 32 basis point increase in the average yield on earnings assets. The increase in the nine months interest income was also primarily volume related due to a $27.5 million, or 18.5%, increase in average earning assets, augmented by a 31 basis point increase in the average yield on earnings assets.

Our aggressive efforts to increase our loan portfolio resulted in increases of $14.4 million for the three month period and $20.7 million for the nine month period in the average balance of loans. These increases were the principal contributor to our $366,000 and $1.3 million increases in interest income on loans in the three and nine month periods. Increases in average rates earned on loans also had a positive, but much less significant, effect on interest income. The yields on our loans increased as we sought to increase levels of higher-yielding commercial loans. In addition, new residential mortgage loans were originated at higher rates because of higher market rates, and the yields on adjustable rate loans increased for the same reason. Interest income on investment securities increased by $127,000 for the quarter, primarily due to increases in the average balances of $5.7 million for the period. Interest income on investment securities increased by $664,000 for the nine months, primarily due to increases in the average balances of $10.5 million for the period. The Company borrowed funds and invested those funds in investment securities to leverage its balance sheet. The average yield during the first nine months of 2000 earned on investment securities increased by 23 and 40 basis points in the comparable periods, caused by higher market interest rates and because the Company purchased callable government agency bonds which tend to have a higher market interest rate than U.S. Treasury securities. Interest earned on mortgage-backed securities decreased by $24,000 and $106,000 due to a $1.5 million and $2.2 million decrease in the average balance of mortgage-backed securities in the comparable periods resulting from principal payments. Interest earned on federal funds sold decreased by $49,000 for the nine months ended September 30, 2000, compared to the same period in 1999, due to decreases in the average balances of $1.5 million. The reason for the decrease in average balances was that liquid assets previously sold in the federal funds market were invested in loans as loan growth exceeded the growth in deposits.


Interest Expense was $1.8 million for the quarter ended September 30, 2000 as compared to $1.4 million for the same quarter in 1999. For the nine months ended September 30, 2000, interest expense totaled $5.1 million compared to $3.6 million for the same period last year. The primary cause of the increases was an increase in the average balance of borrowings undertaken to fund asset growth and improve leverage. Borrowings, which are the Company's highest cost funding source, increased from an average of $34.8 million and $23.6 million in the quarter and nine months ended September 30, 1999 to $45.3 million and $42.3 million in the comparable 2000 periods. The average cost of borrowings also increased by 120 and 102 basis points between the respective periods due to an increase in market rates. The $278,000 and $ 1.1 million increase in interest paid on borrowings represented more than 60% of the total $442,000 and $1.5 million increase in interest paid.

Interest paid on deposits increased by $164,000 from the 1999 to the 2000 quarters because average interest bearing deposits increased by $7.3 million, and the average rate paid on deposits increased by 36 basis points. Interest paid on deposits increased by $444,000 for the nine months ended September 30, 2000 compared to the same period in 1999, because average interest bearing deposits increased by $8.2 million, and the average rate paid on deposits increased by 28 basis points.


Provision for Loan Losses was $25,000 for the quarter ended September 30, 2000 compared to $20,000 in the comparable quarter in 1999. The provision for the nine months ended September 30, 2000 was $75,000 compared to $55,000 for the comparable period in 1999. The provision for loan losses increased due to the increase in the loan portfolio. There were no non-performing loans at September 30, 2000. At September 30, 2000, the allowance for loan losses was $428,000 representing 0.34% of period end loans. Net charge-offs and recoveries during the quarter were $1,000. The Company had one commercial loan in the amount of $47,000 in which the borrower was in bankruptcy at September 30, 2000. That loan is current as to principal and interest payments. The Company considers the status of all problem loans when evaluating the appropriate provision for loan losses.

Non-interest income was $90,000 for the quarter ended September 30, 2000 as compared to $78,000 for the same quarter in 1999. Service charges on deposits increased by $5,000 due to the emphasis on developing core deposit relationships. Other income increased by $7,000 due to ATM fees from non-customers and commission income from the sale of non-bank investments through Salomon Smith Barney, which started an investment center in the Bank in January. For the nine months ended September 30, 2000, non-interest income totaled $399,000 as compared to $228,000 for the same period in 1999. The increase of $171,000 is principally caused by an increase of $138,000 in realized security gains in the nine months ending September 30, 2000.

Non-interest expense was $1.1 million for the quarter ended September 30, 2000, compared to $896,000 for the comparable quarter in 1999. The quarterly earnings reflect $135,000 (or $80,000 after tax) of expenses related to the announcement of the merger with Berkshire Bancorp. The increase in non-interest expenses for the quarter reflects a $46,000 increase in salaries and benefits, which is comprised mostly of an increase of $9,000 in incentive stock awards to the officers of the Bank and $16,000 of ESOP expenses, compared to the same quarter in 1999. The additional $21,000 represents increases in annual salaries and medical expenses for the Company. For the nine months ended September 30, 2000 non-interest expense totaled $3.0 million compared to $2.6 million for the comparable period in 1999. The Company estimates that $235,000 (or $141,000 after tax) of the increase in non-interest expense represents additional costs associated with both Warwick Community Bancorp's publicly expressed implied acquisition proposal in April 2000 and expenses related to the proposed merger with Berkshire Bancorp. In addition, the increase in the company's stock price, which followed both Warwick's announcement and our announcement of the proposed merger, increased the Company's expense for certain stock-based compensation plans in which expense is based on current stock price.

Income tax expense was $178,000 and $687,000 for the third quarter and nine months ended September 30, 2000, as compared to $256,000 and $669,000 for the comparable period for 1999. The decrease in the third quarter was principally caused by the decrease in income before taxes. The nine month increase was principally caused by the increase in income before taxes.


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

The Bank closely monitors its liquidity position on a regular basis. Excess short-term liquidity is invested in overnight federal funds sold. If the Bank requires funds beyond its ability to generate them internally, additional funds are available through borrowings. At September 30, 2000, the Bank had available lines of credit with the Federal Home Loan Bank of New York of $15.8 million, with $12.1 million outstanding as of September 30, 2000. The Bank also had Federal Home Loan Bank borrowings of $36 million at September 30, 2000, which were not against the line of credit. The Bank undertook these borrowings as one method of leveraging the additional capital obtained in its conversion to stock form. The Bank may, from time to time, use borrowings to satisfy funding needs rather than increase the rates paid on new deposits, because the latter could have a greater adverse effect on the overall cost of funds.

Residential mortgage loan commitments and commercial loan commitments totaled $4.0 million, and $4.6 million at September 30, 2000, respectively, and the Bank had $1.5 million of unused home equity lines of credit and $2.4 million and $430,000 of unused commercial line of credit and consumer overdraft checking lines of credit, respectively. Management anticipates that the Bank will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in one year or less from September 30, 2000, totaled $41.9 million. Management anticipates that the Bank will be able to retain substantially all of such deposits if the Bank decides to do so to fund loans and other investments.

The Bank is subject to the minimum liquidity regulations of the OTS. At September 30, 2000, OTS regulations required that the Bank maintain liquid assets equal to at least 4% of its net withdrawable accounts plus short term borrowings, measured on a monthly basis. The Bank has satisfied this requirement throughout the period during which it has been a federal savings bank, and for September 30, 2000, the Bank had liquid assets equal to 4.6% of net withdrawable accounts plus short term borrowings.

The following table sets forth information regarding the regulatory capital ratios of the Bank at September 30, 2000.

                                           Actual                  Minimum Capital            For Classification
                                                                                              as Well Capitalized

Bank                               Amount          Ratio         Amount         Ratio        Amount          Ratio
                                                                (Dollars in Thousands)
Tangible Capital                  $26,105         13.73%         2,841          1.50%            --            --
Tier 1 (Core) Capital              26,105         13.73%         5,583          3.00%       $ 9,471           5.0%
Risk Based Capital:
Tier 1                             26,105         28.31%            --            --          5,514           6.0%
Total                              26,443         28.77%         7,352          8.00%         9,190          10.0%

The Bank was classified as "well capitalized" at September 30, 2000 under OTS regulations.


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


                                        GSB Financial Corporation

                                        Principal Executive Officers:


Date: November 13, 2000                 /s/ Stephen W. Dederick
                                            Stephen W. Dederick
                                            Chief Financial Officer & Treasurer
                                            (Principal Financial and
                                            Accounting Officer)


                                        /s/ Rolland B. Peacock III
                                            Rolland B. Peacock III
                                            Vice President


                                        /s/ Barbara A. Carr
                                            Barbara A. Carr
                                            Secretary